Form 10-K
CALIFORNIA REAL ESTATE INVESTMENT TRUST
filed 1995-03-31
CIK 16387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
         For the fiscal year ended December 31, 1994

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
         For the Transition period from _____________________________

Commission File Number 1-8063

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          CALIFORNIA                                           94-6181186
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1300 ETHAN WAY, SUITE 200, SACRAMENTO, CALIFORNIA                 95825
-------------------------------------------------               ----------
    (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:          (916) 929-8244
                                                             --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of Each Exchange
       Title of Each Class                              on Which Registered
------------------------------------                  -----------------------
Common Shares of Beneficial Interest                  New York Stock Exchange
 $1.00 par value ("Common Shares")                    Pacific Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.

                                                        Yes X            No
                                                           ---             ---
                                                  Sequential Page:     01 of 45
                                                  Exhibit Index:       Page 38

Indicate by check mark whether if disclosure of disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                 [ ]


                                  MARKET VALUE

Based on the closing sales price of $1-3/4 per share, the aggregate market value of the outstanding Common Shares held by non-affiliates of the Registrant as of March 3, 1995 was $3,845,408.

                               OUTSTANDING SHARES

As of March 3, 1995, there were 9,156,969 outstanding Common Shares. The Common Shares are listed on the New York and Pacific Stock Exchanges (trading symbol "CT"). Trading is reported in many newspapers as "Cal RE" (CUSIP No. 130559107).

--------------------------------------------------------------------------------

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

PART I                                                                                                        PAGE

--------------------------------------------------------------------------------------------------------------------

Item 1.           Business                                                                                    1 - 3
Item 2.           Properties                                                                                      4
Item 3.           Legal Proceedings                                                                               5
Item 4.           Submission of Matters to a Vote of Securities Holders                                           5
-------------------------------------------------------------------------------------------------------------------

PART II

-------------------------------------------------------------------------------------------------------------------

Item 5.           Market for the Registrant's Common Equity and Related Security
                           Holder Matters                                                                     6 - 7
Item 6.           Selected Financial Data                                                                         8
Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                             8 - 12
Item 8.           Financial Statements and Supplementary Data                                                    13
Item 9.           Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                                                              34

-------------------------------------------------------------------------------------------------------------------

PART III

-------------------------------------------------------------------------------------------------------------------

Item 10.          Trustees and Executive Officers of the Registrant                                         35 - 36
Item 11.          Executive Compensation                                                                         36
Item 12.          Security Ownership of Certain Beneficial Owners and Management                                 36
Item 13.          Certain Relationships and Related Transactions                                                 37
-------------------------------------------------------------------------------------------------------------------

PART IV

-------------------------------------------------------------------------------------------------------------------

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                           38 - 39
-------------------------------------------------------------------------------------------------------------------

                                                        (i)

------------------------------------------------------------------------------

                                    PART I

==============================================================================

Item 1.  Business

------------------------------------------------------------------------------

 GENERAL

 California Real Estate Investment Trust (the "Trust" or "CalREIT") is a self-administered real estate investment trust ("REIT") formed in 1966 in California as a real estate trust. CalREIT has engaged primarily in the acquisition, management, and disposition of commercial property and mortgage investments for 29 years through various real estate market cycles.

 CalREIT's Common Shares are traded on the New York Stock Exchange and the Pacific Stock Exchange under the ticker symbol "CT".

 The Trust's investment portfolio currently includes both fee title ownership of real property as well as mortgage notes. It owns five properties located in five market areas in the western United States. The $18.4 million real estate portfolio encompasses one office property in Scottsdale, Arizona; a warehouse storage facility in Pasadena, California; a hotel property near San Luis Obispo, California; a shopping center in Sacramento, California and a 60% interest in a retail/office property in Kirkland, Washington in the Seattle metropolitan area. The commercial properties encompass approximately 273,000 rentable square feet; the hotel has 113 guest rooms plus food and beverage service.

 The Trust's mortgage note portfolio consists of approximately $20.7 million in loans, valued at approximately $13.5 million, which bear interest at an overall effective rate of approximately 8% and are collateralized by mortgages on real property. Most of the investments in the eight loans were done in connection with the disposition of Trust properties prior to 1994.

 In 1994, total income to the Trust came from the following sources: 69% from rental income and 36% from interest income less a 5% loss from the sale of a property. As of year-end, the Trust had approximately $3.4 million in cash. The Trust is not involved in any foreign operations, nor does it derive any income from foreign sources. At year-end, the Trust was 48% leveraged reflecting outstanding mortgage debt obligations of approximately $8.7 million; its debt-to-equity ratio was approximately 1:3.

 The Trust has operated and intends to continue to operate to qualify as a REIT under the Internal Revenue Code thereby preserving certain tax benefits for its shareholders that are available through such qualification.

 CURRENT DEVELOPMENTS

 On April 14, 1994, The Peregrine Real Estate Trust (formerly Commonwealth Equity Trust) as majority shareholder owning 76% of CalREIT's outstanding Common Shares, voted its common stock to elect a new Board of Trustees all of whom were key management personnel of The Peregrine Real Estate Trust ("Peregrine"). Subsequently the Board was changed and is now comprised of one outside Trustee who also serves on Peregrine's Board of Trustees, and two remaining Trustees, both of whom are executive officers of Peregrine and one of whom is also a

 Trustee of Peregrine. In order that the majority of its Trustees be independent, at its next annual meeting of shareholders, the Trust will add to its slate two additional candidates to serve as outside Trustees.

 Peregrine emerged from bankruptcy on October 7, 1994 pursuant to its Third Amended Plan of Reorganization as modified (the "Plan") which was confirmed by the U.S. Bankruptcy Court for the Eastern District of California, Sacramento Division on August 8, 1994. The Plan provided for the restructuring of virtually all of Peregrine's secured and unsecured debt. As a result, a lender group for which the Prudential Life Insurance Company of America acts as agent (the "Lender Group") owns 52% of the common stock and 100% of the preferred stock of The Peregrine Real Estate Trust; it also received Restructured Secured Notes from Peregrine in the original amount of $40 million. Under the Note Agreement, without permission and terms approved by the Lender Group, Peregrine cannot vote to allow CalREIT to merge or acquire substantially all of the assets of any company or entity other than Peregrine; or to form or acquire any subsidiary or sell substantially all of the Trust's assets. Other than as disclosed above, CalREIT is not affected in any material way by Peregrine's operations under the Plan.

 MANAGEMENT OF THE TRUST'S INVESTMENTS

 In 1994, CalREIT became self-administered, elected the new Board of Trustees and appointed new executive officers for the Trust. Frank A. Morrow is Chairman of the Board and Chief Executive Officer and Arnold E. Brown is Chief Financial Officer. Although the Trust is self-administered, it has no employees. All management services are provided by employees of The Peregrine Real Estate Trust (for whom Peregrine receives a reimbursement of costs pursuant to a cost allocation agreement) or by independent contractors.

 Upon installation of the new management group, CalREIT terminated its advisory and management agreements with B & B Property Investment, Development and Management Company, Inc. and its wholly-owned subsidiary, B & B Property, Inc. CalREIT also terminated its agreement with North Main Street Company which operated the Trust's hotel property.

 Shortly thereafter, on April 29, 1994, United Property Services, Inc.
 ("UPSI") was engaged as the new property manager for the Trust's commercial property assets. UPSI operates under an agreement that automatically runs for consecutive month-to-month terms, but is terminable by either the Trust or UPSI upon 30 days notice. On June 1, 1994, CapStar, a professional hotel management company was signed to lease the Best Western Casa Grande Motor Inn. Other agreements were signed with leasing firms in the Trust's various market areas as part of a program to increase occupancy and rental income at its commercial properties. As of year-end, the average weighted occupancy level for the commercial property portfolio was 85% and 40% at the hotel property.

 In addition, with respect to the Trust's note portfolio, foreclosure proceedings were initiated against two delinquent noteholders and other delinquency issues were resolved.

 The rules and regulations adopted by various federal, state and local government agencies concerning environmental controls in the operation of real property may adversely affect existing property operations or reduce future investment opportunities. While the Trust does not believe that environmental controls have had a material impact on its activities to date, there can be no assurance that the Trust will not be adversely affected in the future.

 During the last three fiscal years, the Trust has been involved in only one industry segment: acquiring, operating and holding for investment income-producing properties and making mortgage loans secured by real property. The Trust's financial and operating performance information is set forth in the accompanying financial statements.

 During the latter part of 1994, the Trust began to explore alternative strategies to grow the company through acquisitions, joint-venture arrangements and possibly an infusion of new capital. A strategy was developed to rationalize the portfolio and to concentrate on one asset class. It is also expected that over time the Trust's holdings will favor equity positions rather than mortgages. The Board explored growth opportunities in single and multi-tenant industrial buildings, retail centers and hotel properties. Early research indicated potential growth opportunities for CalREIT within the lodging industry where the economics appear to be firming. In the coming months, management intends to continue to explore multiple options to expand the Trust, but will focus on growth potential within the lodging industry.

--------------------------------------------------------------------------------
ITEM 2:  PROPERTIES
--------------------------------------------------------------------------------

The following table sets forth certain information relating to properties owned by the Trust at December 31, 1994. All of the properties are suitable for the purpose for which they are designed and are being used.

                                                      Date of     Ownership    Square       Total
           Direct Equity Investments                Acquisition  Percentage     Feet       Cost (1)       Encumbrances
-------------------------------------------------   -----------  ----------   -------  ---------------    ------------
OFFICE BUILDINGS:
  Redfield Commerce Center, Scottsdale, Arizona        5/88         100%       27,900  $     1,581,000             -
                                                                                       ---------------     ---------
Total office buildings                                                                       1,581,000             0
                                                                                       ---------------     ---------

COMMERCIAL BUILDINGS:
  Fulton Square, Sacramento, California                5/91         100%       35,493        3,613,000       340,000
  Totem Square, Kirkland, Washington                  11/90          60%      126,623        9,092,000     4,365,000
  515 S. Fair Oaks Avenue, Pasadena, California        7/88         100%       83,000        5,745,000             -
                                                                                       ---------------     ---------
Total commercial buildings                                                                  18,450,000     4,705,000
                                                                                       ---------------     ---------
HOTELS:
  Casa Grande Motor Inn, Arroyo Grande, California     9/92         100%       64,200        6,452,000     3,100,000
                                                                                       ---------------     ---------
Total hotels                                                                                 6,452,000     3,100,000
                                                                                       ---------------     ---------
                                                                                       $    26,483,000     7,805,000
                                                                                       ===============     =========

(1) Total cost before any reduction for valuation allowance related to investments and accumulated depreciation.

------------------------------------------------------------------------------

Item 3.           Legal Proceedings

------------------------------------------------------------------------------

None.

------------------------------------------------------------------------------

Item 4.           Submission of Matters to a Vote of Securities Holders

------------------------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of 1994.

------------------------------------------------------------------------------

                                   PART II

==============================================================================

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

------------------------------------------------------------------------------

CalREIT's Shares are listed on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange ("PSE"). The trading symbol for CalREIT's Common Shares is "CT". The Trust had 1,767 shareholders of record at March 3, 1995.

The following tables set forth the high and low sales prices of CalREIT shares on the NYSE during the last two years. Distributions per share during this time period also are set forth.


                     MARKET PRICE AND DISTRIBUTION DECLARED

-------------------------------------------------------------------------------------------------------------
                                                               Quarter Ended
                                                               -------------
                                       3/31/94            6/30/94           9/30/94            12/31/94
         High                            2-1/8            2-1/8             2-1/8               2
         Low                             2-1/8            2                 1-5/8               1-5/8
         Distributions                    $ -             0.05              0.05                  -

-------------------------------------------------------------------------------------------------------------
                                       3/31/93            6/30/93           9/30/93            12/31/93
         High                           $   3             2-3/4             2-5/8               2-5/8
         Low                                2             2-1/8             2-1/8               2-1/8
         Distributions                  $ .05             0.18                -                   -
-------------------------------------------------------------------------------------------------------------

The following table sets forth the character for tax purposes of CalREIT's distributions per common share during the last five fiscal years.

                           CHARACTER OF DISTRIBUTIONS
                                FOR TAX PURPOSES


                                                             For Tax Purposes
                                                             Characterized as
                                                             ----------------
                            Total            ---------------------------------------------
Years Ended                Per Share             Ordinary        Capital       Return of
December 31              Distributions            Income          Gains         Capital
-----------              -------------            ------          -----         -------
   1990                    $ .40                  $ .02          $ .03           $ .35
   1991                    $ .25                  $ .25            -               -
   1992                    $ .20                    -              -             $ .20
   1993                    $ .23                    -              -             $ .23
   1994                    $ .10                    -              -             $ .10

------------------------------------------------------------------------------

Item 6.           Selected Financial Data

------------------------------------------------------------------------------

The following represents selected financial data for California Real Estate Investment Trust for the years ended December 31, 1994, 1993, 1992, 1991 and 1990. The data should be read in conjunction with other financial statements and related notes included elsewhere herein.

                                                                   Year Ended December 31
                                            ----------------------------------------------------------------------
                                                         (Amounts in thousands, except per share data)

                                               1994           1993            1992           1991           1990
                                               ----           ----            ----           ----           ----
         Operating results:
           Revenue                          $  4,898       $   5,453       $   5,889      $   7,182      $   7,543
           Net (loss) income (1)                 (36)         (8,111)        (10,279)        (3,571)         2,955


         Per Share of Beneficial Interest:
           Net (loss) income                $  (0.00)      $    (.89)      $   (1.13)     $    (.39)     $    .33
           Distributions                        0.10       $     .23       $     .20      $     .25      $    .40

         Financial Position:
           Total assets                     $ 36,540       $  42,194       $  55,477      $  66,159      $  70,188
           Long-term obligations               8,740          13,360          15,682         14,650         12,651


(1) Includes valuation losses of $119; $8,146; $11,609; $5,483 and $0 for 1994,
    1993, 1992, 1991 and 1990, respectively. See Note 5 of the Notes to Consolidated Financial Statements for further discussion.

------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

------------------------------------------------------------------------------


 OVERVIEW

 In 1994 there were significant changes within California Real Estate Investment Trust. Commonwealth Equity Trust (now The Peregrine Real Estate Trust), as the majority shareholder holding a 76% interest in the Trust, voted its shares on April 14, 1994 to remove and replace the Board of Trustees and its management group. Peregrine believed the Trust was being operated in a liquidation mode as opposed to that of a going concern and that overall returns from rapid property dispositions may have been lower than those achievable over a longer holding period. Peregrine believed it had to move to protect its and other stockholders' investments in the company. Shortly after taking over management of CalREIT, the new Board installed its own management group and terminated the contracts of B & B Property Investment, Development and Management Company (B &
 B), and B & B Property Investment, Inc. (B & B

 Property). In May 1994, CalREIT terminated its hotel management agreement with North Main Street Company (North Main), also owned by B&B's former President and Chairman of the Board.

 Frank A. Morrow assumed the responsibility of Chairman of the Board of Trustees and Chief Executive Officer immediately, and subsequently, Arnold E. Brown became Chief Financial Officer and a Trustee. An immediate and comprehensive review revealed the Trust was basically a small company with six properties of widely varied types scattered throughout three Western states. In addition, the Trust was found to hold a small loan portfolio of eight mortgage notes which had come about primarily from disposition transactions occurring prior to 1994.

 At the time the new management group took over in the second quarter of 1994, CalREIT had approximately $3,300,000 in cash. A portion of this cash was used to bring the Trust's properties up to good operating condition, to remedy a sizable number of maintenance items and improvements which had been deferred. Delinquent rents were collected and non-paying tenants evicted from the Trust's commercial properties. A leasing program was implemented to improve occupancy levels and to develop a higher caliber tenant mix. Foreclosure proceedings were initiated on two noteholders delinquent in their payments. One of the Trust's properties, a small shopping center in Imperial Canyon, California was sold. Total distributions of $914,000, or $.10 per share, were paid during the second and third quarters. No distributions were paid in the fourth quarter as management concentrated on developing its short and long-term operating plans and associated cash requirements.

 For comparison purposes, it should be noted that the CalREIT property portfolio underwent a significant reduction in size between 1993 and 1994. At the beginning of 1993, CalREIT owned thirteen properties; however by the end of the year, with seven properties sold, the Trust owned a total of six properties. As of the end of May 1994, after the sale of the shopping center noted above, CalREIT owned four commercial properties, one hotel property and a portfolio of eight mortgage notes.

 CalREIT's commercial property portfolio includes the 27,900 square foot Redfield Commerce Center in Scottsdale, Arizona; the 35,500 square foot Fulton Square Shopping Center in Sacramento; an 83,000 square foot Bekins storage facility in Pasadena and the 126,600 square foot Totem Square retail/office property in the Seattle metropolitan area. The average occupancy level for the commercial properties in the portfolio at the end of 1994 was 85%, trending upward in the first quarter of 1995.

 CalREIT owns the 113-room Best Western Casa Grande Motor Inn located near San Luis Obispo. Until May 14, 1994, this property was managed by North Main. Commencing June 1, 1994, the hotel was leased to CapStar, a professional hotel management company, at a base net lease rate of $20,000 per month plus a percentage of profits above levels as specified in the related lease agreement. Accordingly, all of the hotel's operations accounted for in the Trust's 1994 financial statements are for five months only, through the end of May 1994. Thereafter, only the net lease payments are reflected.

 LIQUIDITY AND CAPITAL RESOURCES

 At December 31, 1994, the Trust had $3,366,000 in cash. Its five properties had a net book value of approximately $18,391,000 at year-end 1994 with collateralized indebtedness against them totaling $8,740,000 (48%). CalREIT's $20,714,000 note portfolio is carried at a book value of $13,532,000 due primarily to cumulative write downs in valuation. The primary sources of liquidity for the Trust in 1995 will be its cash on hand, cash generated from operations and interest payments on its notes. The primary demands on the Trust's capital resources will be debt service payments and the funding of capital improvements to the Trust's properties. In addition, in order to maintain its REIT status, the Trust must distribute to shareholders approximately $1,000,000 in 1995 and intends to do so in the late third or early fourth quarter.

 The Trust's debt-to-equity ratio improved to 1:3 at the end of 1994 as compared to 1:2 at year-end 1993. This was primarily a result of the reduction in debt obligations after the disposition of eight properties. The Trust's current ratio (cash, accounts receivable in the next 12 months and prepaid expenses; divided by distributions payable, accounts payable and other liabilities due within the next 12 months) of 3:1 is indicative of the Trust's financial stability at this time.

 RESULTS OF OPERATIONS

 COMPARISON OF 1994 TO 1993

 Total Revenues decreased by $555,000, or 10%, to $4,898,000 in 1994, down from $5,453,000 in 1993. This decline is primarily the result of the reduction of the number of properties by eight, contributing to the overall revenue pool.

 Rental revenues decreased by $908,000, or 26%, to $2,593,000 in 1994 compared to revenues of $3,501,000 in 1993. As stated above, virtually all of the decline is attributable to the absence of rents from eight properties that were sold during 1993 and the first part of 1994. Rental revenues from the four remaining commercial properties, increased by 9% or $190,000 from 1993 to 1994. The largest increase, $170,000, was attributable to new property management services and leasing programs implemented at Totem Square.

 In 1994, interest revenue to the Trust increased by $777,000, or 87%, to $1,675,000, up from $898,000 in 1993. This increase was due primarily to the recognition of an additional $735,000 in interest income on one of the Trust's mortgage notes. In September of 1994, this note was modified and $491,000 of accrued interest, (the recognition of which had been deferred), was paid in consideration for releasing an asset from the pool collateralizing the note.

 Revenue from hotel operations during 1994 was $630,000, including $140,000 in lease revenue from CapStar. CapStar has asked to renegotiate certain lease terms. It has said it must improve the property's earning capacity. It has taken a number of steps to accomplish this including increasing the number of advance group and tour bookings, implementing a local marketing program and substantially revamping the property's food and beverage operations.

 Total Expenses decreased by $1,196,000, or 21%, to $4,597,000 in 1994 down from $5,793,000 in 1993. This improvement is due primarily to the reduction of operating expenses, property management fees, depreciation and amortization expense, and interest expenses required by the Trust's 1994 downsized portfolio of four commercial properties and one hotel. Specifically, from 1993 to 1994, the eight properties sold during this time period accounted for a decrease of $431,000 in commercial property operating expenses; $60,000 of the decrease in property management expenses; $274,000 of the decrease in depreciation and amortization expense; and $447,000 of the decrease in interest expense.

 The Trust's four commercial properties experienced a $161,000 or 22% increase in property operating expenses from 1993 to 1994 primarily due to deferred maintenance costs. In contrast, these four properties experienced a $20,000 or 21% decrease in property management expenses during the same time period, primarily due to a reduction in monthly management fees from 5% to 3% of collected rents which the Trust negotiated with its new property management firm. Depreciation and amortization expense decreased for these four properties by $13,000, or 3%, from 1993 to 1994; as did interest expense which decreased by $31,000 or 5%.

 For the first five months of 1994, while the hotel was managed by North Main, hotel operating expenses decreased by $14,000, or 2%, to $882,000 down from $896,000 for all of 1993. Hotel property management expenses decreased $25,000, or 83%, to $5,000 also during the first five months of 1994, down from $30,000 in 1993. Annual hotel depreciation and amortization expenses increased by $35,000, or 35%, to $136,000 from 1993 to 1994; while the annual hotel interest expense increased by $35,000, or 11%, to $356,000 from 1993 to 1994.

 General and administrative costs increased $151,000, or 23%, from $662,000 in 1993 to $813,000 in 1994. This increase was due primarily to legal fees incurred in the election of a new Board of Trustees and to the terminations of B&B, B&B Property and North Main.

 Net loss decreased by $8,075,000 in 1994 to $36,000, down from $8,111,000 in 1993. This decrease was due primarily to a substantial difference in valuation losses charged in 1993 as compared to those charged in 1994.

 Operating income in 1994 was $301,000 as compared to a loss of $340,000 in 1993. Early in 1994, the Imperial Canyon shopping center was sold at a gain to the Trust of $114,000. Recognition of deferred gain from a partial principal payment on one of the Trust's mortgage notes resulted in an additional $12,000 gain to the Trust in 1994. The total gain of $126,000 was offset by a $344,000 loss from the release of and default on two of the Trust's mortgage notes, resulting in a total loss on the sale of assets of $218,000 for 1994. In 1993, the Trust experienced a net gain of $131,000 on the sale of three assets and the recognition of a deferred gain from a partial principal payment on one of its mortgage notes.

 Income before valuation losses or extraordinary items was $83,000 in 1994 as compared to a loss of $209,000 in 1993. In 1994, valuation losses of $119,000 resulted from the write down of value on two properties. In 1993, the write down of value on five properties and four mortgage notes resulted in a total valuation loss of $8,146,000 for the year. In 1994 there were no extraordinary items. During 1993, the Trust owned a property with a carrying value of $2,056,000 which was foreclosed upon by its lender who held a note for $2,300,000. As a result of this transaction, the Trust recognized a $244,000 gain on the foreclosure as an extraordinary item.

 During the first five months of 1994, the hotel experienced an average operating loss after debt service of $107,000 per month. With the signing of the lease with CapStar, this amount was reduced to approximately $8,600 per month, the difference between the monthly lease payment of $20,000 and the property's monthly debt service requirement of $28,600. CapStar's operating performance is being monitored closely and if significant improvement to the bottom-line is not forthcoming in the near future, the Trust must make a decision as to the viability of this management company or possibly whether to hold this hotel property over the long-term.

COMPARISON OF 1993 TO 1992

Total Revenues decreased by $436,000, or 7%, to $4,453,000 in 1993 from $5,889,000 in 1992. This decline is primarily the result of the collection of eight notes receivable during 1993 and the retirement of a note receivable due to the foreclosure in connection with the acquisition of the hotel which caused a revenue decrease of $1,350,000, and the acquisition of the hotel property which caused an increase in revenue of $1,054,000.

Rental revenues declined $140,000, or 4%, to $3,501,000 in 1993 from $3,641,000 in 1992. This decrease represents the effect of the sale of seven properties during the year combined with increased revenue from properties which were owned for the entire year.

Interest revenue, as described above, decreased by $1,350,000, or 60%, to $898,000 in 1993 from $2,248,000 in 1992.

Total Expenses increased by $727,000, or 14%, to $5,793,000 in 1993 from $5,066,000 in 1992. Hotel operating expenses which were not present in 1992 accounted for $896,000 of expenses. Property management fees increased by $236,000, or 61%, to $620,000 in 1993 from $384,000 in 1992. However, included in this amount was a portfolio asset management fee of $165,000 paid to B&B in 1993, a substantial portion of which had been waived in 1992. Other property related expenses decreased from 1992 to 1993 due to property sales described above. Operating expenses decreased by $422,000, or 25%, to $1,281,000 in 1993 from $1,703,000 in 1992. Depreciation and amortization decreased by $264,000, or (24%), to $847,000 in 1993 from $1,111,000 in 1992.

Interest expense increased by $99,000, or 7%, to $1,487,000 in 1993 from $1,388,000 in 1992. This increase arose primarily from the Trust's new note payable related to the hotel.

General and administrative expenses increased $182,000, or 38%, to $662,000 in 1993 from $480,000 in 1992. Of this increase, $176,000, or 97%, was attributable to non-recurring expenses in connection with a proposed merger that was ultimately abandoned.

SIGNIFICANT CHANGES IN THE ECONOMIC ENVIRONMENT

Changing interest rates would not have a significant effect on the Trust's current debt, as it is all at fixed rates. However, should the Trust desire to increase its debt level or to raise equity in the future, an increase in interest rates would make either debt or equity more costly.

--------------------------------------------------------------------------------

Item 8.           Financial Statements and Supplementary Data

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Index                                                                                                        Page
-------------------------------------------------------------------------------------------------------------------

Consolidated Financial Statements

         Reports of Independent Accountants                                                                 14 - 16

         Consolidated Balance Sheets                                                                             17

         Consolidated Statements of Operations                                                                   18

         Consolidated Statements of Changes in Shareholders' Equity                                              19

         Consolidated Statements of Cash Flows                                                                   20

         Notes to Consolidated Financial Statements                                                         21 - 33

Schedule III - Real Estate and Accumulated Depreciation                                                     40 - 42

Schedule IV - Mortgage Loans on Real Estate                                                                 43 - 44

[COOPERS & LYBRAND
 LETTERHEAD]



                       REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Trustees
California Real Estate Investment Trust


We have audited the accompanying consolidated balance sheet of California Real Estate Investment Trust and Subsidiary (Trust) as of December 31, 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement
schedules as listed in the accompanying index.   These consolidated financial
statements and financial statement schedules are the responsibility of the
Trust's management.   Our responsibility is to express an opinion on these
consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Real Estate Investment Trust and Subsidiary at December 31, 1994, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


                                      /s/ COOPERS & LYBRAND L.L.P.


Sacramento, California
March 3, 1995




Coopers & Lybrand L.L.P., a registered limited liability partnership, is a member firm of Coopers & Lybrand (International).

                    [BURNETT UMPHRESS+KILGOUR LETTERHEAD]

                         Independent Auditors' Report

The Board of Directors
California Real Estate Investment Trust

We have audited the accompanying consolidated balance sheet of California Real Estate Investment Trust and subsidiary (the Trust) as of December 31, 1993, and the related consolidated statements of (loss) income, changes in shareholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Real Estate Trust and subsidiary at December 31, 1993, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Burnett, Umphress & Kilgour

Rancho Cordova, California
March 11, 1994

                      [KPMG PEAT MARWICK LLP LETTERHEAD]


                         Independent Auditors' Report

The Board of Directors
California Real Estate Investment Trust:

We have audited the accompanying consolidated statements of loss, changes in shareholders' equity, and cash flows of California Real Estate Investment Trust and subsidiary (the Trust) for the year ended December 31, 1992. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules for the year ended December 31, 1992. These consolidated financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of California Real Estate Investment Trust and subsidiary for the year ended December 31, 1992 inconformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP

February 12, 1993

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993

                                   ----------

                                                                                   1994                  1993
                                                                                   ----                  ----
                  ASSETS
Investments:
     Rental properties, less accumulated depreciation of $2,229,000 and $2,520,000 in 1994 and 1993, respectively, and valuation allowance of $5,863,000 and $8,674,000 in 1994 and 1993
       respectively                                                           $ 18,391,000          $ 23,267,000
     Notes receivable, net of valuation allowances and
       deferred gains of $7,182,000 and $7,442,000 in
       1994 and 1993, respectively                                              13,532,000            14,036,000
                                                                              ------------          ------------
                                                                                31,923,000            37,303,000


Cash                                                                             3,366,000             3,451,000
Receivables, net of allowance of $323,000 and $233,000
  in 1994 and 1993, respectively                                                   974,000             1,081,000
Other assets, net of valuation allowance of $310,000 and
  $260,000 in 1994 and 1993, respectively                                          277,000               359,000
                                                                              ------------          ------------

          Total Assets                                                        $ 36,540,000          $ 42,194,000
                                                                              ============          ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Long-term notes payable, collateralized by deeds of trust
       on rental properties                                                   $  8,740,000          $ 13,360,000
     Accounts payable and accrued expenses                                          43,000                88,000
     Other liabilities                                                              72,000               135,000
                                                                              ------------          ------------

          Total Liabilities                                                      8,855,000            13,583,000
                                                                              ------------          ------------

Shareholders' Equity:
     Shares of beneficial interest, par value $1 a share;
       unlimited authorization, 9,157,000 and 9,145,000 shares
       outstanding in 1994 and 1993, respectively                                9,157,000             9,145,000
     Additional paid-in capital                                                 55,098,000            55,086,000
     Accumulated deficit                                                       (36,570,000)          (35,620,000)
                                                                              ------------          ------------

          Total Shareholders' Equity                                            27,685,000            28,611,000
                                                                              ------------          ------------

Commitments (Note 10)

          Total Liabilities and Shareholders' Equity                          $ 36,540,000          $ 42,194,000
                                                                              ============          ============

          See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1994, 1993 and 1992
                                   ----------

                                                                                 1994                1993                1992
                                                                                 ----                ----                ----
Revenues:
     Rent                                                              $    2,593,000      $    3,501,000        $  3,641,000
     Interest                                                               1,675,000             898,000           2,248,000
     Hotel                                                                    630,000           1,054,000                   -
                                                                       --------------      --------------        ------------
                                                                            4,898,000           5,453,000           5,889,000
                                                                       --------------      --------------        ------------

Expenses:

     Operating expenses                                                     1,011,000           1,281,000           1,703,000
     Hotel operating expenses                                                 882,000             896,000                   -
     Property management                                                      252,000             620,000             384,000
     Depreciation and amortization                                            595,000             847,000           1,111,000
     Interest                                                               1,044,000           1,487,000           1,388,000
     General and administrative                                               813,000             662,000             480,000
                                                                       --------------      --------------        ------------
                                                                            4,597,000           5,793,000           5,066,000
                                                                       --------------      --------------        ------------

           Income (loss) before (loss) gain on foreclosure or
            sale of investments, valuation losses, extraordinary
            item and minority interest                                        301,000            (340,000)            823,000

Net (loss) gain on foreclosure or sale of
  investments                                                                (218,000)            131,000              88,000
                                                                       --------------      --------------        ------------

           Income (loss) before valuation losses,
             extraordinary item and minority interest                          83,000            (209,000)            911,000

Valuation losses                                                              119,000           8,146,000          11,609,000
                                                                       --------------      --------------        ------------

           Loss before extraordinary
             item and minority interest                                       (36,000)         (8,355,000)        (10,698,000)

Extraordinary item                                                                 -              244,000                   -
                                                                      ---------------      --------------        ------------

           Loss before minority interest                                      (36,000)         (8,111,000)       (10,698,000)

Minority interest                                                                  -                   -             419,000
                                                                      ---------------      ---------------       ------------

           Net loss                                                   $       (36,000)     $   (8,111,000)      $(10,279,000)
                                                                      ===============      ===============       ============

Net loss per share of beneficial interest                             $         (0.00)     $        (0.89)      $      (1.13)
                                                                      ===============      ===============       ============



          See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1994, 1993 and 1992

                                   ----------

                                            Shares of                Additional                              Total
                                        Beneficial Interest           Paid-in         Accumulated         Shareholders'
                                       Number         Amount          Capital           Deficit              Equity
                                     ---------    -----------      ------------      -------------       ------------
Balance at December 31, 1991         9,111,000    $ 9,111,000      $ 55,046,000      $ (13,352,000)      $ 50,805,000

Net loss                                     -              -                 -        (10,279,000)       (10,279,000)
Proceeds from shares issued             17,000         17,000            18,000                 -              35,000
Distributions                                -              -                 -         (1,823,000)        (1,823,000)
                                     ---------    -----------      ------------       ------------       ------------
Balance at December 31, 1992         9,128,000      9,128,000        55,064,000        (25,454,000)        38,738,000
                                     ---------    -----------      ------------       ------------       ------------


Net loss                                     -              -                 -         (8,111,000)        (8,111,000)
Proceeds from shares issued             17,000         17,000            22,000                 -              39,000
Distributions                                -              -                 -         (2,055,000)        (2,055,000)
                                     ---------    -----------      ------------      -------------       ------------
Balance at December 31, 1993         9,145,000      9,145,000        55,086,000        (35,620,000)        28,611,000
                                     ---------    -----------      ------------      -------------       ------------


Net loss                                     -              -                 -            (36,000)           (36,000)
Proceeds from shares issued             12,000         12,000            12,000                  -             24,000
Distributions                                -              -                 -           (914,000)          (914,000)
                                     ---------    -----------      ------------      -------------       ------------
Balance at December 31, 1994         9,157,000    $ 9,157,000      $ 55,098,000      $ (36,570,000)      $ 27,685,000
                                     =========    ===========      ============      =============       ============


          See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1994, 1993 and 1992

                                   ----------

                                                                       1994                1993                1992
                                                                       ----                ----                ----
Cash flows from operating activities:
     Net loss                                                  $    (36,000)       $ (8,111,000)      $ (10,279,000)
                                                               ------------        ------------       -------------
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation and amortization                                595,000             847,000           1,111,000
       (Gain) loss on foreclosure or sale of
         investments                                                218,000            (375,000)            (88,000)
       Minority interest in net loss                                     --                  --            (419,000)
       Valuation losses                                             119,000           8,146,000          11,609,000
       Changes in assets and liabilities:
         Decrease (increase) in receivables                         107,000             386,000            (214,000)
         Decrease (increase) in other assets                         82,000             155,000            (180,000)
         (Decrease) increase in accounts payable
           and accrued expenses                                     (45,000)           (609,000)             54,000
         (Decrease) increase in other liabilities                  (106,000)           (225,000)             91,000
                                                               ------------        ------------      --------------
           Total adjustments to net loss                            970,000           8,325,000          11,964,000
                                                               ------------        ------------      --------------
           Net cash provided by operating activities                934,000             214,000           1,685,000
                                                               ------------        ------------      --------------
Cash flows from investing activities:
     Loans made to The Peregrine Real Estate Trust                       --                   -             (12,000)
     Payments related to sales of rental properties                (100,000)                  -                   -
     Proceeds from sale of rental properties                             --             848,000                   -
     Improvements to rental properties                             (106,000)         (1,510,000)           (109,000)
     Collections on notes receivable                                346,000           5,575,000              93,000
     Increase in notes receivable                                  (175,000)                  -                   -
                                                               ------------        ------------      --------------
           Net cash (used) provided by investing activities         (35,000)          4,913,000             (28,000)
                                                               ------------        ------------      --------------
Cash flows from financing activities:
     Principal payments on long-term notes payable                  (94,000)            (91,000)           (119,000)
     Distributions paid                                            (890,000)         (2,016,000)         (1,788,000)
                                                               ------------        ------------      --------------
           Net cash used by financing activities                   (984,000)         (2,107,000)         (1,907,000)
                                                               ------------        ------------      --------------
           Net (decrease) increase in cash                          (85,000)          3,020,000            (250,000)
Cash, beginning of year                                           3,451,000             431,000             681,000
                                                               ------------        ------------      --------------
Cash, end of year                                              $  3,366,000        $  3,451,000      $      431,000
                                                               ============        ============      ==============


          See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                                  ORGANIZATION

         California Real Estate Investment Trust was organized under the laws of the State of California pursuant to a Declaration of Trust dated September 15, 1966.

         The Trust became a partner of Totem Square, L. P. (Totem), a Washington Limited Partnership in which the Trust owns a 59% interest, on November 30, 1990. The Trust also formed CalREIT Totem Square, Inc. (Cal-CORP) to act as general partner of Totem. Cal-CORP has a 1% interest in Totem, and Totem Square Associates, an unrelated party, has the remaining 40%.

         On April 14, 1994, The Peregrine Real Estate Trust (formerly Commonwealth Equity Trust) as majority shareholder owning 76% of the Trust's outstanding Common Shares, called a special meeting of shareholders at which it voted its common stock to replace the Board of Trustees. At that time, the Trust elected a new Board of Trustees all of whom were key management personnel of The Peregrine Real Estate Trust ("Peregrine"). Subsequently, the Board was changed and is now comprised of one outside Trustee who also serves on Peregrine's Board of Trustees, and two remaining Trustees, both of whom are executive officers of Peregrine and one of whom is also a Trustee of Peregrine. In order that the majority of its Trustees be independent, at its next Annual Meeting of Shareholders, the Trust will add to its slate two additional candidates to serve as outside Trustees.

                           PRINCIPLES OF CONSOLIDATION

         For 1994, 1993 and 1992, the consolidated financial statements include the accounts of the Trust and Totem.

                                RENTAL PROPERTIES

         At December 31, 1994 and 1993, rental properties are carried at cost, net of accumulated depreciation and less a valuation allowance for possible investment losses. The Trust's valuation allowance for possible investment losses represents the excess of the carrying value of individual properties over their appraised or estimated net realizable value.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         The additions to the valuation allowance for possible investment losses are recorded after consideration of various external factors, particularly overbuilding in real estate markets which has a negative impact on achievable rental rates. A gain or loss will be recorded to the extent that the amounts ultimately realized from property sales differ from those currently estimated. In the event economic conditions for real estate continue to decline, additional valuation losses may be recognized.

         The allowance for depreciation and amortization has been calculated under the straight-line method, based upon the estimated useful lives of the properties which lives range from 30 to 40 years. Expenditures for maintenance, repairs and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred.

         Real estate acquired by cancellation of indebtedness or foreclosure is recorded at fair market value at the date of acquisition but not in excess of the unpaid balance of the related loan plus costs of securing title to and possession of the property.

                                  OTHER ASSETS

         The Trust amortizes leasing commissions on a straight-line basis over the lives of the leases to which they relate. Financing costs are amortized over the lives of the loans or other financial instruments to which they relate.

                                  INCOME TAXES

         The Trust has elected to be taxed as a real estate investment trust and as such, is not taxed on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its real estate trust taxable income is distributed and that the Trust meets certain other REIT requirements.

                                      CASH

         The Trust invests its cash and restricted cash in demand deposits with banks with strong credit ratings. Bank balances in excess of federally insured amounts totaled $4,299,000 and $3,146,000 as of December 31, 1994 and 1993, respectively. The Trust has not experienced any losses on these deposits.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

                              SALES OF REAL ESTATE

         The Trust complies with the provisions of Statement of Financial Accounting Standards No. 66 (SFAS 66), "Accounting for Sales of Real Estate." Accordingly, the recognition of gains on certain transactions are deferred until such transactions have complied with the criteria for full profit recognition under the Statement. The Trust had deferred gains of $1,169,000 and $1,181,000 at December 31, 1994 and 1993,
         respectively.

                       FAIR VALUE OF FINANCIAL INSTRUMENTS

         In 1994, the Trust adopted Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosure About Fair Value of Financial Instruments." This statement requires disclosure of the fair value of all financial instruments, both assets and liabilities recognized and not recognized in the balance sheet. The adoption of SFAS 107 resulted only in additional disclosure requirements and had no effect on the Trust's financial position or results of operations.

                               INCOME RECOGNITION

         In 1994, the Trust adopted Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This statement requires disclosure of the method of recognizing interest on impaired loans. The adoption of SFAS 118 resulted only in additional disclosure requirements and had no effect on the Trust's financial position or results of operations.

         The Trust recognizes interest income on notes receivable when it is estimated that the fair value of the collateral related to the note is adequate.

                               NET LOSS PER SHARE

         Net loss per share of beneficial interest is based upon the weighted-average number of shares of beneficial interest outstanding. Shares of beneficial interest equivalents were anti-dilutive for the three years ended December 31, 1994. The weighted average number of shares of beneficial interest and earnings per share of beneficial interest are as follows:

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

                                                                         1994              1993             1992
                                                                         ----              ----             ----
           Weighted average shares of
              beneficial interest                                   9,150,596         9,138,480        9,117,797
                                                                    ---------         ---------        ---------

           Loss per share of beneficial interest
              before extraordinary item                           $     (0.00)       $     (.92)      $    (1.13)

           Extraordinary item                                              --               .03               --
                                                                  ------------       -----------      -----------

                  Total                                           $     (0.00)             (.89)           (1.13)
                                                                  ============       ===========      ===========

                                RECLASSIFICATIONS

         Certain reclassifications have been made in the presentation of the 1993 financial statements to conform to the 1994 presentation.

2.       RELATED-PARTY TRANSACTIONS:

         Until April 14, 1994, administrative services were provided to the Trust by B & B Property Investment, Development and Management Company, Inc. (B & B). B & B's compensation consisted of an advisory fee based on the real estate investments and real estate commissions in connection with purchases, sales and leasing of Trust properties as well as a reimbursement of certain expenses incurred in performing services for the Trust.

         Until April 14, 1994, property management responsibilities of the Trust were assigned to B & B Property Investment, Inc. (B & B Property). The compensation for property management services was computed at 5% of the gross receipts of each property managed and each note receivable serviced.

         Compensation to B & B and B & B Property was $156,000, $1,042,000 and $474,000 during 1994, 1993 and 1992, respectively. Certain disputes between the Trust, B & B and B & B Property arising from the Trust's termination of B & B's and B & B Property's advisory and management agreements were settled in May 1994 for $60,000.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

2.       RELATED-PARTY TRANSACTIONS, CONTINUED:

         The Trust entered into a management agreement with North Main Street Company (North Main), a company owned by the President and Chairman of the Board of the Trust's former advisor, B & B, to manage the Trust's hotel. Pursuant to that agreement, the Trust incurred management fees of $16,000 and $34,000 in 1994 and 1993, respectively. The Trust also terminated that agreement with North Main and leased the hotel property to an unrelated third party, a professional hotel management company which operates lodging facilities nationally.

         The Trust and Peregrine are both self-administered. However, they share certain costs, including personnel costs for which the Trust reimburses Peregrine pursuant to a cost allocation agreement based on each trust's respective asset values (real property and notes receivable) that is negotiated annually. During 1994, reimbursable costs charged to the Trust by Peregrine approximated $300,000. This amount was offset against the following amounts due from Peregrine.

         At December 31, 1994 and 1993, the Trust had amounts due from Peregrine aggregating $202,000 and $437,000, net of valuation allowances of $141,000 and $200,000, respectively. Such uncollateralized amounts are due on demand; and the remaining $298,000 due from Peregrine to the Trust will be satisfied against future cost allocations.

3.       RENTAL PROPERTIES:

         At December 31, 1994 and 1993, the Trust's rental property portfolio at cost included commercial buildings, $18,450,000 and $26,505,000; office buildings, $1,581,000 and $1,581,000; and hotel property, $6,452,000 and $6,375,000, respectively.

         Noncancellable operating leases at December 31, 1994, provide for minimum rental income during each of the next five years of $1,449,000, $1,215,000, $945,000, $425,000 and $312,000, respectively, and $274,000 thereafter. Certain of the leases increase periodically based on changes in the Consumer Price Index.

         One rental property with a carrying value of $3,372,000 at December 31, 1994 is subject to a purchase option exercisable in 1996 on the part of the lessee. Exercise price as determined by the related agreement is greater than the carrying value of the property as of December 31, 1994.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

4.       NOTES RECEIVABLE:

         In order to facilitate sales of real estate, the Trust has accepted partial payment in the form of notes receivable collateralized by deeds of trust. Additionally, the Trust has invested in a variety of loans collateralized by deeds of trust. As of December 31, 1994 and 1993, the Trust had long-term notes receivable, collateralized by deeds of trust, of (before valuation allowances and deferred gains) $20,714,000 and $21,478,000, respectively. Generally the notes are collateralized by real estate properties in California and Arizona.

         The notes are to be repaid from the cash flow of the property or proceeds from the sale or refinancing of the properties. At December 31, 1994, $2,282,000 of such notes were delinquent. Contractually scheduled principal collections over the next five years, excluding delinquent notes, are as follows:

                 1995                            $    198,000
                 1996                                  25,000
                 1997                                 888,000
                 1998                                 794,000
                 1999                                  34,000
                 Thereafter                        16,493,000
                                                 ------------
                                                 $ 18,432,000
                                                 ============


         The notes bear interest at rates ranging from 7.63% to 16% as of December 31, 1994. For the year ended December 31, 1994, the overall effective rate was approximately 8%.

5.       VALUATION ALLOWANCES:

         Based on a review of its investments, the Trust has provided for valuation allowances as set forth below. Adverse economic factors, particularly overbuilt real estate markets which caused a decline in lease renewal rates, were the primary causes of these valuation losses. If such adverse economic factors continue, additional valuation loss provisions may be required.

         Analysis of changes in the allowance for possible losses on real estate investments, partnership interests, notes receivable, and rents and interest receivable for 1994, 1993 and 1992 follow:

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

5.       Valuation Allowances, continued:

                                                                                  1994             1993              1992
                                                                                  ----             ----              ----
           Rental Properties

           Allowance for valuation losses on rental property
             investments:
                Beginning balance                                          $ 8,674,000     $ 11,274,000      $  7,863,000
                Provision for valuation losses                                  69,000        4,330,000         5,731,000
                Amounts charged against allowance
                 for valuation losses                                       (2,880,000)      (6,930,000)       (2,320,000)
                                                                            ----------       ----------       -----------

                 Ending balance                                            $ 5,863,000     $  8,674,000      $ 11,274,000
                                                                             =========        =========        ==========


           Notes Receivable

           Allowance for valuation losses and deferred gains on
             notes receivable:
               Beginning balance                                           $ 7,442,000      $ 4,377,000       $         --
               Provision for valuation losses                                       --        2,859,000         5,878,000
               Deferred gains on notes and other, net                          (12,000)       1,181,000                 --
               Amounts charged against allowance
                 for valuation losses                                         (248,000)        (975,000)       (1,501,000)
                                                                            ----------       ----------        ----------

                 Ending balance                                            $ 7,182,000      $ 7,442,000       $ 4,377,000
                                                                             =========        =========        ==========


           Rents and Interest Receivable

           Allowance for bad debt losses on rents and
             interest receivable:
               Beginning balance                                           $   233,000   $      349,000     $     312,000
               Provision for losses                                            183,000          233,000            37,000
               Amounts charged against allowance
                 for losses                                                    (93,000)        (349,000)               --
                                                                         -------------    ------------        -----------

                 Ending balance                                            $   323,000   $      233,000      $    349,000
                                                                          ============    =============       ===========

         In addition, the Trust has established an allowance for valuation losses on other assets in the amount of $310,000 at December 31, 1994, $260,000 at December 31, 1993 and $0 at December 31, 1992.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

6.       LONG-TERM NOTES PAYABLE:

         As of December 31, 1994 and 1993, the Trust had long-term notes payable (Notes) of $8,740,000 and $13,360,000 respectively, most of which were collateralized by deeds of trust on rental properties with an aggregate net book value of $14,321,000 and $18,224,000 at December 31, 1994 and 1993, respectively. These notes are due in installments extending to the year 2017 with interest rates ranging from 8% to 10.75%. Contractually scheduled principal payments during each of the next five years are $416,000, $4,348,000, $59,000, $3,076,000 and $43,000,
         respectively, and $798,000 thereafter.

7.       DISTRIBUTIONS:

         Cash distributions were made per share of beneficial interest for the past three years and were classified for Federal income tax purposes as follows:

                                                                   1994             1993              1992
                                                                   ----             ----              ----
                  Ordinary income                                  ---%             ---%              ---%
                  Capital gains income                             ---%             ---%              ---%
                  Return of capital                                100%             100%              100%
                                                                   ---              ---               ---
                                                                   100%             100%              100%
                                                                   ===              ===               ===
                  Total distributions per share                  $0.10            $0.23             $0.20
                                                                 =====            =====             =====

8.       STOCK OPTION PLAN:

         At December 31, 1994, the Trust had no existing stock option plans. During 1993, options on 53,100 shares in one then existing stock option plan and 208,470 shares in another expired unexercised.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

9.       STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION:

         In connection with the purchase of property and improvements, the Trust entered into various noncash transactions as follows:


                                                                            1994             1993              1992
                                                                            ----             ----              ----
              Property cost                                           $       --      $        --     $  11,531,000
              Other additions                                            106,000        1,510,000            63,000
                                                                      ----------      -----------     -------------

                Total additions                                          106,000        1,510,000        11,594,000

              Debt incurred by the Trust                                      --               --        (3,060,000)
              Notes receivable applied
                to purchase                                                   --               --        (8,827,000)
              Valuation loss on in-substance
                foreclosures                                                  --               --         1,164,000
              Other assets applied to purchase                                --               --          (695,000)
              Lease deposits                                                  --               --           (67,000)
                                                                      ----------      -----------     -------------

              Cash used                                               $  106,000      $ 1,510,000     $     109,000
                                                                      ==========      ===========     =============

         Included in the purchase of property for 1992 is property acquired through in-substance foreclosure at a cost of $5,200,000. In connection with the in-substance foreclosure, a note receivable for $2,940,000 was applied and $3,060,000 in debt was incurred.

         In connection with the sale of property, the Trust entered into various noncash transactions as follows:


                                                                            1994             1993              1992
                                                                            ----             ----              ----
              Sales price                                            $ 4,423,000     $ 12,515,000       $ 1,600,000
              Notes receivable                                                --       (9,367,000)               --
              Notes payable assumed by buyer and
                other liabilities applied to sales
                price                                                 (4,523,000)      (2,300,000)       (1,600,000)
                                                                     -----------     ------------       -----------
               Cash (paid) received                                  $  (100,000)    $    848,000       $        --
                                                                     ===========     ============       ===========

              Cost of property sold                                  $ 8,084,000     $ 21,631,000       $        --
                                                                     ===========     ============       ===========

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


9.       STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION, CONTINUED:

         In 1993 and 1992, the Trust allowed foreclosure on notes payable secured by deeds of trust. The sales prices of $2,300,000 and $1,600,000 represent the value of the notes payable relieved in connection with these foreclosures in 1993 and 1992, respectively.

         Distributions were made as follows:

                                                                            1994             1993              1992
                                                                            ----             ----              ----

              Total distributions                                      $ 914,000      $ 2,055,000       $ 1,823,000

              Distributions reinvested                                   (24,000)         (39,000)          (35,000)
                                                                       ---------      -----------       -----------

              Distributions paid in cash                               $ 890,000      $ 2,016,000       $ 1,788,000
                                                                       =========      ===========       ===========

         In 1993, the Trust modified the terms of its note receivable on Redfield Commerce Center, 7950 E. Redfield Road in Scottsdale, Arizona. As a provision of the modification, $48,000 of accrued interest was added to the principal amount of the note.

         On October 23, 1992, the Trust exchanged $5,900,000 of notes receivable collateralized by real property for a shopping center located in Mesa, Arizona valued at $6,300,000 and owned by Peregrine. Notes aggregating $1,084,000 are guaranteed by the Trust. The excess of the property value over the value of the notes was used to satisfy delinquent property taxes, unexpended security deposits and interest receivable. In December 1992, the Trust exercised its right to offset $258,000 of notes receivable and related accrued interest of $132,000 against notes and accrued interest payable aggregating $390,000 with the same party.

         Interest paid on the Trust's outstanding debt for 1994, 1993, and 1992, was $1,121,000, $920,000 and $1,365,000 respectively.

10.      COMMITMENTS:

                                     LEASES

         The Trust is obligated under a land lease to the year 2033. The minimum annual payment under the lease for each of the next five years is $69,000, and, in the aggregate, $2,346,000, thereafter. Total ground lease expense was $75,000, $63,000 and $69,000 for 1994, 1993 and 1992,
         respectively.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Trust.

         The estimated fair value of the Trust's financial instruments, including cash, notes receivable, rents and other receivables and notes payable, at December 31, 1994, is approximately the same as their carrying amounts.

12.      MINORITY INTEREST:

         The Trust has a 60% ownership interest in Totem, its subsidiary. Totem's net losses have exhausted the minority shareholder's equity interest. On the consolidated statement of operations, no minority interest in the subsidiary's net loss is recorded for 1994 or 1993. In the event that future income is generated from the subsidiary, the Trust will have first rights to the income to the extent of the minority shareholder's accumulated deficit in the subsidiary.

13.      EXTRAORDINARY ITEM:

         During 1993, the Trust owned a rental property with a carrying value of $2,056,000 that was foreclosed upon by the lender of $2,300,000 of long-term term debt which the property collateralized. Consequently, the Trust recognized a $244,000 gain on the foreclosure as an extraordinary item.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

14.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                           Quarter Ended
                                                                           -------------
                                             March 31             June 30          September 30         December 31
                                             --------             -------          ------------         -----------
1994
----
       Revenues                             $ 1,131,000      $    891,000          $  1,353,000       $   1,523,000

       Gain (loss) on fore-
         closure or sale of
         investments, net                   $         0      $    114,000          $   (344,000)      $      12,000

       Net income (loss)                    $    (1,000)     $   (328,000)         $    341,000       $     (48,000)(1)

       Net income (loss) per share          $     (0.00)     $      (0.04)         $       0.04       $      (0.00)

1993
----
       Revenues                             $ 1,604,000      $  1,163,000           $ 1,154,000       $   1,532,000

       Gain (loss) on fore-
         closure or sale of
         investments, net                   $    19,000      $    244,000           $    46,000       $    (178,000)

       Net income (loss)                    $    (5,000)     $    480,000           $   116,000       $  (8,702,000)(2)

       Net income (loss) per share          $     (0.00)     $       0.05           $      0.01       $       (0.95)

1992
----
       Revenues                             $ 1,490,000      $  1,556,000           $ 1,540,000       $   1,303,000
       Gain on fore-
         closure or sale of
         investments                        $         0      $          0           $    88,000       $           0

       Net income (loss)                    $   358,000      $    280,000           $   420,000       $ (11,337,000)(3)

       Net income (loss) per share          $      0.04      $       0.03           $      0.05       $       (1.25)


       (1)  Includes $119,000 in valuation losses.

       (2)  Includes $8,146,000 in valuation losses.

       (3)  Includes $11,609,000 in valuation losses.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

15.      HISTORICAL FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION:

         Equity REIT analysts generally consider Funds From Operations (FFO) an appropriate measure of performance in comparing the results of operations of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles before gains and losses on sales of property and from debt restructuring plus depreciation and amortization. Funds Available for Distribution ("FAD") is defined as FFO less capital expenditures funded by operations and loan amortization. The Trust believes that in order to facilitate a clear understanding of the historical operating results of the Trust, FFO and FAD should be examined in conjunction with net income (loss) as presented in this report. FFO and FAD should not be considered as an alternative to net income (loss) as an indication of the Trust's performance or to cash flow as a measure of liquidity.

         Funds From Operations and Funds Available for Distribution for the years ended December 31, 1994 and 1993 are summarized as follows:

                     Calculation of Funds From Operations
                     and Funds Available for Distribution
                            (Dollars in thousands)

                                                                              1994                   1993
                                                                              ----                   ----
           Net income (loss) before gain (loss)
             on foreclosure or sale of investments, valuation
             losses, extraordinary items and minority interest           $     301              $     (340)

           Depreciation and amortization                                       595                     847
                                                                         ---------              ----------

             Funds From Operations                                             896                     507

           Capital Improvements                                               (106)                 (1,510)

           Loan principal payments                                             (94)                    (91)
                                                                         ---------              ----------

             Funds Available for Distribution                            $     696              $       --
                                                                         =========              ==========

------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

During 1993, the Trust terminated KPMG Peat Marwick as its independent accountant and appointed Burnett, Umphress & Kilgour. As of December 21, 1994, Burnett, Umphress & Kilgour was terminated as the Trust's independent accountant, and Coopers & Lybrand L.L.P. ("C & L") was appointed the Trust's independent accountant. Because the Trust is 76% owned by Peregrine, which is also currently audited by C & L, cost savings will arise from C & L's auditing of both trusts. These changes of accountants were appropriately reported by the Trust on Form 8-K.

During the Trust's two most recent fiscal years and the interim period ending December 21, 1994, there were no disagreements with either former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Any disagreement(s), if not resolved to the satisfaction of either former accountant, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports.

------------------------------------------------------------------------------

                                    PART III

==============================================================================

Item 10. Directors and Executive Officers

------------------------------------------------------------------------------

The Board of Trustees consists of three persons, all of whose terms commenced during 1994:


              Name                          Age           Office
              ----                          ---           ------
              Arnold E. Brown               47            Trustee and Chief Financial Officer
              John McMahan                  57            Trustee
              Frank A. Morrow               55            Chairman of the Board of Trustees and CEO

John McMahan serves as an outside Trustee; he is also Chairman of the Board of Peregrine. Frank A. Morrow is also a Trustee for Peregrine. Arnold E. Brown also serves as Chief Financial Officer for Peregrine.

There are no arrangements or understandings between any Trustee and any other person pursuant to which the Trustee was selected as a Trustee. There are no family relationships among any of the Trustees. The three Trustees will be candidates for re-election at the annual meeting of shareholders when their term expires. In order that the majority of its Trustees be independent, at its next annual meeting of shareholders, the Trust will add to its slate two additional candidates to serve as outside Trustees.

The principal occupations and affiliations of the Trustees are as follows:

Frank A. Morrow, Chairman of the Board of Trustees and Chief Executive Officer. Mr. Morrow has been active in the real estate industry for over 25 years. As an independent advisor and business consultant, he has worked for several real estate companies as a turnaround specialist and workout expert. Other assignments have included due diligence investigations, stepping in as senior management in times of crisis, and multi-site real estate portfolio management. Mr. Morrow has had considerable experience in the acquisition, financing, leasing, management and sale of single as well as multiple assets. For a number of years, he served as the Managing Director of Real Estate for Stanford University and as Senior Vice President for the Boise Cascade Urban Development Corporation. Prior to his business career, Mr. Morrow served nine years in the U.S. Navy as an aviator and test pilot. He graduated from the U.S. Naval Academy and in 1971, received an MBA degree from Stanford University. He serves on the board of directors of Landsing Pacific Fund.

Arnold E. Brown, Chief Financial Officer and Trustee. Mr. Brown has over twenty years experience in real estate finance and investment. He is a Certified Public Accountant and previously served as a partner of the international accounting and consulting firm of Grant Thornton, where he was one of eight members of that firm's U. S. Real Estate Task Force. Since 1983, Mr. Brown has been in the private real estate investment and advisory business. Through his company, Brown Partners Ltd., he has acted as a principal or intermediary in numerous real estate transactions and has advised real estate investment companies on financial restructuring and real estate securities valuation matters. Mr. Brown graduated from the Wharton School of the University of Pennsylvania in 1969 and received an MBA degree from Stanford University in 1971.

John McMahan, Trustee. Mr. McMahan is President of John McMahan Associates, Inc., a San Francisco-based real estate consulting firm founded in 1973. Mr. McMahan has also served as the Chief Executive Officer of Mellon/McMahan Real Estate Advisors, Inc. which grew into one of the country's largest real estate investment advisors. He is a faculty member at the Haas Graduate School of Business at the University of California at Berkeley. Mr. McMahan has published many articles on real estate investment and has been active in several national real estate organizations including the National Association of Real Estate Investment Trusts. Mr. McMahan graduated from the University of Southern California and received an MBA degree in 1961 from the Harvard Graduate School of Business. He serves on the boards of BRE Properties, Inc. and Mellon Participating Mortgage Trust, Inc. as well as the National Association of Real Estate Investment Managers.

------------------------------------------------------------------------------

Item 11. Executive Compensation

------------------------------------------------------------------------------

As described in Item 1, the Trust has no employees. Pursuant to a cost allocation agreement discussed in Item 13, Frank A. Morrow, the Chairman and CEO of the Trust, indirectly received cash compensation of $64,000 during 1994.

------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management

------------------------------------------------------------------------------

Listed below are those shareholders known to the Trust as of March 1, 1995 to be the beneficial owner or the member of a group which is the beneficial owner of more than five percent of the Trust's shares of beneficial interest (9,156,969 total).

                           Name and Address                    Amount and Nature                Percent
Title of Class             of Beneficial Owner                 of Beneficial Ownership          of Class
--------------             -------------------                 -----------------------          --------

Shares of                  The Peregrine Real Estate Trust
   Beneficial Interest     1300 Ethan Way, Suite 200
                           Sacramento, CA  95825                        6,959,593               76.0%

                           John McMahan, Trustee                            5,000



------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

--------------------------------------------------------------------------------

Peregrine owns 76% of the shares of the Trust and Messrs. McMahan, Morrow and Brown, Chairman and Trustee; President, CEO and Trustee; and Chief Financial Officer and Secretary, respectively, of Peregrine, are the only Trustees of the Trust. Both the Trust and Peregrine are self-administered however, they share certain costs, including personnel costs, for which the Trust reimburses Peregrine pursuant to a cost allocation agreement based on each trust's respective asset values (real property and notes receivable).

--------------------------------------------------------------------------------

                                     PART IV

================================================================================

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

--------------------------------------------------------------------------------

(a) (1)           Financial Statements                                                                      Page
-------           --------------------                                                                      ----
                  Included in Part II of this report:

                  Reports of Independent Accountants                                                     14 - 16

                  Consolidated Balance Sheets at December 31, 1994 and 1993                                   17

                  Consolidated Statements of Operations, Years Ended December 31, 1994,
                           1993 and 1992                                                                      18

                  Consolidated Statements of Changes in Shareholders' Equity,
                            Years Ended December 31, 1994, 1993 and 1992                                      19

                  Consolidated Statements of Cash Flows, Years Ended
                            December 31, 1994, 1993 and 1992                                                  20

                  Notes to Consolidated Financial Statements                                             21 - 33



(a) (2)           Consolidated Financial Statement Schedules and Exhibits
-------           -------------------------------------------------------

                  Schedule III - Real Estate and Accumulated Depreciation                                40 - 42

                  Schedule IV - Mortgage Loans on Real Estate                                            43 - 44


The statements and schedules referred to above should be read in conjunction with the consolidated financial statements and notes thereto included in Part II of this Form 10-K. Schedules not included in this section have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.


(a) (3)           List of Exhibits
                  ----------------


(a) (4)           REPORT ON FORM 8-K


The Trust filed one report on Form 8-K during the quarter ended December 31, 1994 as follows:


                                                                                       Financial
           Date of Report                      Items Reported                      Statements Filed
           --------------                      --------------                      ----------------
           December 21, 1994                   Changes in Registrant's                      No
                                               Certifying Accountant


-------------------------------------------------------------------------------
CALIFORNIA REAL ESTAT INVESTMENT TRUST AND SUBSIDIARY
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1994          Page 1 Part A
-------------------------------------------------------------------------------

                       Column A                       Column B              Column C                      Column D
-----------------------------------------------   ----------------       ----------------             ----------------
                                                                                              Cost Capitalization Subsequent
                                                                   ..Initial Cost to Trust..  ..........to Acquisition..

                                                                                 Buildings,
                                                                                Improvements
                                                                                and Personal
                 Description                        Encumbrances      Land        Property     Improvements  Carrying Cost
                 -----------                        ------------      ----        --------     ------------  -------------
OFFICE BUILDINGS:
  Redfield Commerce Center, Scottsdale, Arizona             -         580,000        899,000        102,000      None
                                                   ----------       ---------     ----------      ---------
Total office buildings                                      0         580,000        899,000        102,000
                                                   ----------       ---------     ----------      ---------
COMMERCIAL BUILDINGS:

  Fulton Square, Sacramento, California               340,000          Leased      3,536,000         77,000      None
  Totem Square, Kirkland, Washington                4,365,000       3,175,000      5,793,000        124,000      None
  515 S. Fair Oaks Avenue, Pasadena, California             -       1,410,000      4,305,000         30,000      None
                                                   ----------       ---------     ----------      ---------
Total commercial buildings                          4,705,000       4,585,000     13,634,000        231,000
                                                   ----------       ---------     ----------      ---------
HOTELS:
  Casa Grande Motor Inn, Aroyo Grande, California   3,100,000       1,289,000      3,911,000      1,252,000      None
                                                   ----------       ---------      ---------      ---------
Total hotels                                        3,100,000       1,289,000      3,911,000      1,252,000
                                                   ----------       ---------     ----------      ---------
Total Investment in Real Estate                    $7,805,000       6,454,000     18,444,000      1,585,000
                                                   ==========       =========     ==========      =========

------------------------------------------------------------------------------
CALIFORNIA REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1994          Page 1 Part B
------------------------------------------------------------------------------

                      Column A                                        Column E                            Column F        Column G
                                                    ------------------------------------------------      --------        --------
                                                               Gross Amount at Which
                                                    .........Carried at Close of Period.............

                                                                              Valuation
                                                               Buildings and    Write                    Accumulated      Date of
          Description                                  Land    Improvements    Down (2)   Total (1)      Depreciation   Construction
          -----------                                  ----    ------------    --------   ---------      ------------   ------------
OFFICE BUILDINGS:
  Redfield Commerce Center, Scottsdale, Arizona       580,000     1,001,000     542,000    1,039,000        341,000           1983
                                                    ---------    ----------   ---------   ----------      ---------
Total office buildings                                580,000     1,001,000     542,000    1,039,000        341,000
                                                    ---------    ----------   ---------   ----------      ---------
COMMERCIAL BUILDINGS:

  Fulton Square, Sacramento, California                Leased     3,613,000      69,000    3,544,000        369,000           1980
  Totem Square, Kirkland, Washington                3,175,000     5,917,000     604,000    8,488,000        588,000           1981
  515 S. Fair Oaks Avenue, Pasadena, California     1,410,000     4,335,000   1,678,000    4,067,000        695,000      1915/1988
                                                    ---------    ----------   ---------   ----------      ---------
Total commercial buildings                          4,585,000    13,865,000   2,351,000   16,099,000      1,652,000
                                                    ---------    ----------   ---------   ----------      ---------
HOTELS:
  Casa Grande Motor Inn, Aroyo Grande, California   1,289,000     5,163,000   2,970,000    3,482,000        236,000           1984
                                                    ---------     ---------   ---------    ---------      ---------
Total hotels                                        1,289,000     5,163,000   2,970,000    3,482,000        236,000
                                                    ---------    ----------   ---------   ----------      ---------
Total Investment in Real Estate                    $6,454,000    20,029,000   5,863,000   20,620,000      2,229,000
                                                    =========    ==========   =========   ==========      =========



                      Column A                            Column H        Column I
                                                          --------        --------

                                                                       Life on Which
                                                                       Depreciation in
                                                                        Latest Income
                                                            Date         Statement is
          Description                                     Acquired         Computed
          -----------                                     --------         --------
OFFICE BUILDINGS:
  Redfield Commerce Center, Scottsdale, Arizona             5/88         30 Years

Total office buildings

COMMERCIAL BUILDINGS:

  Fulton Square, Sacramento, California                     5/91         40 Years
  Totem Square, Kirkland, Washington                       11/90         40 Years
  515 S. Fair Oaks Avenue, Pasadena, California             7/88         40 Years

Total commercial buildings

HOTELS:
  Casa Grande Motor Inn, Aroyo Grande, California           9/92         40 Years

Total hotels

Total Investment in Real Estate



(1) Represents total cost of assets after valuation allowance.

(2) The Trust establishes allowances for possible investment losses which represent the excess of the carrying value of individual properties over their appraised or estimated net realizable value. Adverse economic factors, particularly overbuilt real estate markets resulting in declining lease renewal rates, were the primary causes of valuation allowances.

--------------------------------------------------------------------------------

CALIFORNIA REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

-------------------------------------------------------------------------------

Reconciliation of total real estate carrying values for the three years ended December 31, 1994, 1993 and 1992 are as follows:

                                                1994         1993         1992
                                             -----------   ----------   ----------
ASSET RECONCILIATION:
  Balance, beginning of year                 $25,787,000  $43,308,000   $39,079,000

  Additions:
     Property acquisitions                                                6,331,000
     Acquisitions through foreclosure                                     5,200,000
     Improvements                                106,000    1,510,000       377,000
     Valuation losses on properties sold       2,880,000    6,930,000

  Deductions:
     Cost of property sold/disposed           (8,084,000) (17,456,000)
     Cost of property surrendered
       in foreclosure                                      (4,175,000)   (4,268,000)
     Valuation losses                            (69,000)  (4,330,000)   (3,411,000)
                                             -----------  -----------   -----------

  Balance, end of year                       $20,620,000  $25,787,000   $43,308,000
                                             ===========  ===========   ===========


ACCUMULATED DEPRECIATION
  RECONCILIATION:
  Balance, beginning of year                 $ 2,520,000   $3,875,000    $3,726,000

  Additions:
     Depreciation                                593,000      841,000       934,000

  Deductions:
     Accumulated depreciation on
       real estate sold                         (884,000)  (1,615,000)
     Accumulated depreciation on
       property surrendered in foreclosure                   (581,000)    (785,000)
                                              ----------   ----------   ----------
  Balance, end of year                        $2,229,000   $2,520,000   $3,875,000
                                              ==========   ==========   ==========

--------------------------------------------------------------------------------

CALIFORNIA REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(Notes Receivable Collateralized by Deeds of Trust)
DECEMBER 31, 1994

--------------------------------------------------------------------------------


          Column A                    Column B  Column C                   Column D                Column E
          --------                    --------  --------                   --------                --------
                                                  Final
                                     Interest   Maturity                                             Prior
         Description                   Rate       Date             Periodic Payment Terms            Liens
         -----------                 --------   --------           ----------------------            -----

FIRST DEEDS OF TRUST:

   Office Building, Phoenix,
     Arizona                             8.00%    1996      Monthly interest only payments            N/A
   Office/Commercial Building,
     Phoenix, Arizona                    8.00%    2000      Monthly 5% interest only payments         N/A
   Retail Building, Tempe
     Arizona                             9.25%    2017      Monthly principal and interest
                                                              payments of $9,249                      N/A

SECOND DEEDS OF TRUST:

   Commercial Building, Pacheco,
     California                          9.25%    1998      Monthly interest only payments          2,171,000
   Office/retail complex, Fountain                          50% of excess cash flows applied to
     Valley, California                  7.63%    2014        interest and then principal           8,915,000
   Office/warehouse complex,         10.00% -
     Sunnyvale, California            16.00%      1989      Monthly interest only payments            845,000
   Retail Building, Sacramento,
     California                         11.00%    1994      Monthly interest only payments          1,525,000
   Commercial Building, Tempe
     Arizona                             8.00%    2000      Monthly 4% interest only payments         960,000
                                                                                                  -----------

                                                                                                  $14,416,000
                                                                                                  ===========

          Column A                   Column F                  Column G                      Column H
          --------                   --------                  --------                      --------

                                                  Valuation Write      Carrying         Principal Amount of
                                    Face Amount       Downs and        Amount of         Loans Subject to
                                     of Notes         Deferred           Notes          Delinquent Principal
         Description                Receivable        Gains (2)      Receivable (1)         or Interest
         -----------                -----------   ---------------    --------------     --------------------

FIRST DEEDS OF TRUST:

   Office Building, Phoenix,
     Arizona                          861,000             168,000         693,000               None
   Office/Commercial Building,
     Phoenix, Arizona               8,882,000             930,000       7,952,000               None
   Retail Building, Tempe
     Arizona
                                      937,000                             937,000               None

SECOND DEEDS OF TRUST:

   Commercial Building, Pacheco,
     California                       763,000                             763,000               None
   Office/retail complex,
     Fountain Valley,
     California                     6,629,000           5,634,000         995,000               None
   Office/warehouse complex,
     Sunnyvale, California          2,071,000                           2,071,000          2,071,000
   Retail Building, Sacramento,
     California                       211,000             211,000               0            211,000
   Commercial Building, Tempe
     Arizona                          360,000             239,000         121,000               None

                                  -----------          ----------     -----------

                                  $20,714,000          $7,182,000     $13,532,000
                                  ===========          ==========     ===========




(1) Represents carrying amount of notes after valuation allowance and deferred gains.

(2) The Trust establishes allowances for possible investment losses which represent the excess of the face amount of the note over the appraised or estimated net realizable value of the property collateralizing the note. In addition, deferred gains have been recorded against notes receivable when required under SFAS 66 (Note 1). Such write downs in no way limit the obligation of the borrower to comply with the terms of the note.

--------------------------------------------------------------------------------

CALIFORNIA REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

--------------------------------------------------------------------------------

A summary of activity for note receivable collateralized by deeds of trust for the years ended December 31, 1994, 1993 and 1992 are as follows:


                                                    1994         1993          1992
                                                -----------    ----------    ----------
Balance, beginning of year                      $14,036,000    13,024,000    26,916,000

Additions:
  New loans                                         175,000    10,578,000
  Deferred interest added to
    principal balance                                              49,000
  Recognition of deferred gain                       12,000        26,000


Deductions:
  Notes receivable exchanged with
    The Peregrine Real Estate Trust,
    formerly Commonwealth Equity
    Trust                                                                    (6,224,000)
  Collections from notes receivable                (346,000)   (5,575,000)      (93,000)
  Deferred gain on notes
    receivable                                                 (1,207,000)
  Notes receivable eliminated through
    offset against note payable                                                (258,000)
  Note receivable eliminated
    through foreclosure                                                      (2,940,000)
  Write off of notes receivable                    (345,000)
  Valuation losses on notes
    receivable                                                 (2,859,000)   (4,377,000)

                                                -----------    ----------    ----------
Balance, end of year                            $13,532,000    14,036,000    13,024,000
                                                ===========    ==========    ==========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       3/31/95                                           /s/ FRANK A. MORROW
----------------------                                   -----------------------
Date                                                     Frank A. Morrow
                                                         Chief Executive Officer


       3/31/95                                           /s/ ARNOLD E. BROWN
----------------------                                   -----------------------
Date                                                     Arnold E. Brown
                                                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       3/31/95                                           /s/ FRANK A. MORROW
----------------------                                   -----------------------
Date                                                     Frank A. Morrow
                                                         Chairman of the Board


       3/31/95                                           /s/ JOHN McMAHAN
----------------------                                   -----------------------
Date                                                     John McMahan
                                                         Trustee


       3/31/95                                           /s/ ARNOLD E. BROWN
----------------------                                   -----------------------
Date                                                     Arnold E. Brown
                                                         Trustee