Form 10-Q
period 1995-03-31
CALIFORNIA REAL ESTATE INVESTMENT TRUST
filed 1995-05-15
CIK 16387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1995                Commission File Number: 1-8063


                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                    ---------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           CALIFORNIA                                            94-6181186
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            131 STEUART STREET, SUITE 200, SAN FRANCISCO, CA  94105
            -------------------------------------------------------
       (Address of registrant's principal executive offices)  (Zip Code)


                                 (415) 905-0288
                                 --------------
              (Registrant's telephone number, including area code)

                1300 Ethan Way, Suite 200, Sacramento, CA  95825
                ------------------------------------------------
          (Former name or former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                X  Yes       No
                               ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practical date.

               Class                               Outstanding at March 31, 1995
- ------------------------------------               -----------------------------
Common Shares of Beneficial Interest                         9,156,969
 $1.00 par value ("Common Shares")

- --------------------------------------------------------------------------------
                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
- --------------------------------------------------------------------------------

INDEX                                                                                      PAGE

PART I.     FINANCIAL INFORMATION

            Item 1:     Financial Statements

                        Consolidated Balance Sheets -
                           March 31, 1995 and December 31, 1994                                 1

                        Consolidated Statements of Operations -
                           For the Three Months Ended March 31, 1995 and 1994                   2

                        Consolidated Statements of Cash Flows -
                           For the Three Months Ended March 31, 1995 and 1994                   3

                        Notes to Consolidated Financial Statements                          4 - 7

            Item 2:     Management's Discussion and Analysis of the
                         Financial Condition and Results of Operations                      8 - 10


PART II.    OTHER INFORMATION

            Item 1:     Legal Proceedings                                                      11

            Item 2:     Changes in Securities                                                  11

            Item 3:     Defaults Upon Senior Securities                                        11

            Item 4:     Submission of Matters to a Vote of Security Holders                    11

            Item 5:     Other Information                                                      11

            Item 6:     Exhibits and Reports on Form 8-K                                       11


                         PART I.  FINANCIAL INFORMATION

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,              DECEMBER 31,
                                                                             1995                    1994
                                                                          (UNAUDITED)              (AUDITED)
                                                                           ---------                -------
                             ASSETS
INVESTMENTS:
    Rental properties, less accumulated depreciation of $2,361,000 and $2,229,000 at March 31, 1995 and December 31, 1994,
         respectively, and valuation allowance of $5,863,000 at
         March 31, 1995 and December 31, 1994                            $ 18,259,000            $ 18,391,000
    Notes receivable, net of valuation allowances and deferred gains of $7,116,000 and $7,182,000 at
         March 31, 1995 and December 31, 1994, respectively                12,780,000              13,532,000
                                                                         ------------            ------------
                                                                           31,039,000              31,923,000

Cash                                                                        4,476,000               3,366,000
Receivables, net of allowance of $504,000 and $323,000
    at March 31, 1995 and December 31, 1994, respectively                     872,000                 974,000
Other assets, net of valuation allowance of $310,000 at
    March 31, 1995 and December 31, 1994                                      395,000                 277,000
                                                                         ------------            ------------

              Total Assets                                               $ 36,782,000            $ 36,540,000
                                                                         ============            ============

             LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Long-term notes payable, collateralized by deeds of trust
         on rental properties                                            $  8,723,000            $  8,740,000
    Accounts payable and accrued expenses                                      58,000                  43,000
    Other liabilities                                                          74,000                  72,000
                                                                         ------------            ------------

              Total Liabilities                                             8,855,000               8,855,000
                                                                         ------------            ------------
Commitments

SHAREHOLDERS' EQUITY:
    Shares of beneficial interest, par value $1 a share; unlimited authorization, 9,157,000 shares outstanding at
         March 31, 1995 and December 31, 1994                               9,157,000               9,157,000
    Additional paid-in capital                                             55,098,000              55,098,000
    Accumulated deficit                                                   (36,328,000)            (36,570,000)
                                                                         ------------            ------------

              Total Shareholders' Equity                                   27,927,000              27,685,000
                                                                         ------------            ------------

              Total Liabilities and Shareholders' Equity                 $ 36,782,000            $ 36,540,000
                                                                         ============            ============

          See accompanying notes to consolidated financial statements.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                          1995         1994
                                                          ----         ----
REVENUES:
    Rent                                                $536,000    $  779,000
    Interest                                             343,000       352,000
    Hotel                                                 60,000            --
                                                        --------    ----------
                                                         939,000     1,131,000
                                                        --------    ----------

EXPENSES:
    Operating expenses                                   133,000       269,000
    Hotel operating expenses                              60,000            --
    Property management                                   23,000       120,000
    Depreciation and amortization                        132,000       177,000
    Interest                                             228,000       351,000
    General and administrative                           187,000       215,000
                                                        --------    ----------
                                                         763,000     1,132,000
                                                        --------    ----------

       Income (loss) before gain on foreclosure
         or sale of investments                          176,000        (1,000)

Gain on foreclosure or sale of investments                66,000            --
                                                        --------    ----------

       Net income (loss)                                $242,000    $   (1,000)
                                                        ========    ==========

Net income (loss) per share of beneficial interest      $   0.03    $    (0.00)
                                                        ========    ==========




          See accompanying notes to consolidated financial statements.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    1995           1994
                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $  242,000     $   (1,000)
                                                                ----------     ----------
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Depreciation and amortization                               132,000        177,000
       (Gain) on foreclosure or sale of investments                (66,000)            --
   Changes in assets and liabilities:
       Decrease (increase) in receivables,net                      102,000       (123,000)
       (Increase) decrease in other assets                        (118,000)        24,000
       Increase (decrease) in accounts payable
          and accrued expenses                                      15,000         (6,000)
       Increase (decrease) in other liabilities                      2,000         (1,000)
                                                                ----------     ----------
          Total adjustments to net income (loss)                    67,000         71,000
                                                                ----------     ----------
          Net cash provided by operating activities                309,000         70,000
                                                                ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans made to The Peregrine Real Estate Trust                        --         (5,000)
   Improvements to rental properties                                    --        (81,000)
   Collections on notes receivable                                 818,000         11,000
                                                                ----------     ----------
          Net cash provided by (used in) investing activities      818,000        (75,000)
                                                                ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term notes payable                   (17,000)       (22,000)
                                                                ----------     ----------
          Net cash used in financing activities                    (17,000)       (22,000)
                                                                ----------     ----------
          Net increase (decrease) in cash                        1,110,000        (27,000)
   Cash, beginning of period                                     3,366,000      3,451,000
                                                                ----------     ----------

   Cash, end of period                                          $4,476,000     $3,424,000
                                                                ==========     ==========



          See accompanying notes to consolidated financial statements.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1.  Organization and Basis of Presentation:

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

    On April 14, 1994, The Peregrine Real Estate Trust (formerly Commonwealth Equity Trust) as majority shareholder owning 76% of the Trust's outstanding Shares of Beneficial Interest, voted its shares to replace the Board of Trustees. At that time, the Trust elected a new Board of Trustees all of whom were key management personnel of The Peregrine Real Estate Trust (Peregrine). Subsequently, the Board was changed and is now comprised of a Trustee who also serves on Peregrine's Board of Trustees, and two remaining Trustees, both of whom are executive officers of Peregrine and one of whom is also a Trustee of Peregrine.

    The Trust currently owns a hotel and four other commercial/retail properties located in five market areas in the Western United States. The Trust also owns a mortgage note portfolio comprising approximately $20 million in loans, with book values of approximately $12.8 million, which bear interest at an overall effective rate of approximately 8% and are collateralized by mortgages on real property. Most of the investments in the eight loans were done in connection with the disposition of Trust properties prior to 1994. Two independent Trustees are slated to be added to the Board on May 15, 1995.


                             Basis of Presentation

    The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

    generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 1995 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1994 audited financial statements and notes thereto, included in the California Real Estate Investment Trust Annual Report on Form 10-K.

    The accompanying unaudited consolidated financial statements of California Real Estate Investment Trust include the accounts of the Trust and Totem.


2.  Income Taxes:

    The Trust has elected to be taxed as a real estate investment trust and as such, is not taxed on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its real estate trust taxable income is distributed and that the Trust meets certain other REIT investments.


3.  Related-Party Transactions:

    The Trust and Peregrine are both self-administered. However, they share certain costs, including personnel costs, for which the Trust reimburses Peregrine pursuant to a cost allocation agreement based on each trust's respective asset values (real property and notes receivable) that is negotiated annually. During the three months ended March 31, 1995, reimbursable costs charged to the Trust by Peregrine approximated $108,000. This amount was offset against the following amounts due from Peregrine.

    At March 31, 1995 and December 31, 1994, the Trust had amounts due from Peregrine aggregating $93,000 and $202,000, net of valuation allowances of $141,000. Such uncollateralized amounts are due on demand; the remaining $93,000 due from Peregrine to the Trust will be satisfied against future cost allocations.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

4.  Cash Flow Information:

    Cash paid for interest during the periods reported was as follows:


                        For the Three Months Ended
                                 March 31,
                          1995               1994
                          ----               ----
        Interest       $ 227,000          $ 350,000
                       =========          =========


5.  Per Share Data:

    Per share data is based on the weighted average number of common shares outstanding during the three months ended March 31, 1995 and 1994. The weighted average numbers of shares used in the computation were 9,157,000 and 9,145,000 for the three months ended March 31, 1995 and March 31, 1994, respectively. At March 31, 1995 there were no outstanding stock options.


6.  Hotel Management Agreement:

    On June 1, 1994, a professional hotel management company was signed to lease the Trust's hotel. That lease agreement provided the Trust and the hotel management company the opportunity to renegotiate its terms. The lease terms are currently being renegotiated. Management of the Trust anticipates reaching an agreement under which the Trust will be in at least a break-even position before debt service.


7.  Historical Funds from Operations and Funds Available for Distribution:

    Equity REIT analysts generally consider Funds From Operations (FFO) an appropriate measure of performance in comparing the results of operations of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles before gains and losses on sales of property and from debt restructuring plus depreciation and amortization. Funds Available for Distribution (FAD) is defined as FFO less capital expenditures funded by operations and loan amortization. The Trust believes that in order to facilitate a clear understanding of the historical operating results of the Trust, FFO and FAD should be examined in conjunction with net income (loss) as presented in this report. FFO and FAD should not be considered as an

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

alternative to net income (loss) as an indication of the Trust's performance or to cash flow as a measure of liquidity.

Funds From Operations and Funds Available for Distribution for the three months ended March 31, 1995 and 1994 are summarized as follows:

   Calculation of Funds From Operations and Funds Available for Distribution
                             (Dollars in thousands)

                                                      For the Three Months Ended
                                                              March 31,
                                                         1995          1994
                                                         ----          ----
Net income (loss) before gain
    on foreclosure or sale of investments                $242          $ (1)

Depreciation and amortization                             132           177
                                                         ----          ----

    Funds From Operations                                 374           176

Capital improvements                                       --           (81)

Loan principal payments                                   (17)          (22)
                                                         ----          ----

    Funds Available for Distribution                     $357          $ 73
                                                         ====          ====

- -------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- -------------------------------------------------------------------------------
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of future financial position and results of operations of the Trust.

During the latter part of 1994 and the first quarter of 1995, the Trust began to explore alternative strategies to grow the company through acquisitions, joint-venture arrangements and possibly an infusion of new capital. A strategy was developed to rationalize the portfolio and to concentrate on one asset class. It is also expected that over time, the Trust's holdings will favor equity positions rather than mortgages. The Board explored growth opportunities in single and multi-tenant industrial buildings, retail centers and hotel properties. Early research indicated potential growth opportunities for CalREIT within the lodging industry where the economics appear to be firming. In the coming months, management intends to continue to explore multiple options to expand the Trust but will focus on growth potential within the lodging industry.


Results of Operations

The Trust believes that to facilitate a clear understanding of the operating results of the Trust, Funds From Operations should be examined in conjunction with net income (loss). Industry analysts generally define Funds From Operations as net income (loss) adjusted for certain non-cash expenses, primarily depreciation and amortization. Funds From Operations should not be considered as a substitute for net income as an indication of the Trust's performance or as a substitute for cash flow as a measure of its liquidity.

Comparison of the Three Months Ended March 31, 1995 to the Three Months Ended March 31, 1994
- -------------------------------------------------------------------------------
Total Revenues decreased by $192,000, or 17%, to $939,000 for the three months ended March 31, 1995, down from $1,131,000 for the three months ended March 31, 1994. This decrease was primarily attributable to the sale of the Imperial
Canyon shopping center in April 1994.

Rental revenues decreased by $243,000, or 31%, to $536,000 for the three months ended March 31, 1995, down from $779,000 for the three months ended March 31, 1994. This decrease was due primarily to the absence of $185,000 in rents collected by the Imperial Canyon shopping center for the three months ended March 31, 1994 and to a decrease of $73,000 in rents from Fulton Square to $95,000 (attributable to a decrease in occupancy) for the three months ended March 31, 1995, down from $168,000 for the three months ended March 31, 1994.

Interest revenue decreased by $9,000 or 3% from $352,000 for the three months ended March 31, 1994 to $343,000 for the three months ended March 31, 1995.

Revenue from hotel operations was $60,000 for the three months ended March 31, 1995, all of which comprised lease revenue from CapStar, the professional hotel management company that leases the Trust's hotel. The lease agreement provides the Trust and CapStar the opportunity to renegotiate its terms, and CapStar has asked to renegotiate certain lease terms. It has said it must improve the property's earning capacity. It has taken a number of steps to accomplish this including increasing the number of advance group and tour bookings, implementing a local marketing program and substantially revamping the property's food and beverage operations. During the three months ended March 31, 1995, while the renegotiations were taking place, CapStar did not make the payments called for by the lease. Management of the Trust anticipates reaching an agreement under which CapStar will continue to lease the hotel and the Trust will at least be in a break-even position before debt service. Pending the outcome of these negotiations, all hotel revenue for the three months ended March 31, 1995 has been reserved against. The expense related to that reserve comprises the entire $60,000 of hotel operating expenses for the three months ended March 31, 1995. The Trust recorded neither hotel revenue nor hotel operating expenses for the three months ended March 31, 1994.

Total Expenses decreased by $369,000, or 33%, to $763,000 for the three months ended March 31, 1995, down from $1,132,000 for the three months ended March 31, 1994. Much of this improvement resulted from the reduction in operating expenses, property management fees, depreciation and amortization expense and interest expense related to the Imperial Canyon shopping center. In the aggregate, these expenses were $212,000 less for the three months ended March 31, 1995 than for the three months ended March 31, 1994 due to that property's sale. An additional $89,000 decrease in property management fees was attributable to the decrease in the monthly property management fee from 5% to 3% of collected rents which the Trust negotiated with its new property management firm and to the absence of an additional management fee paid to the Trust's former advisor.

General and administrative fees decreased by $28,000, or 13%, to $187,000 for the three months ended March 31, 1995, down from $215,000 for the three months ended March 31, 1994. The decrease was primarily due to a combination of factors: legal fees, directors fees and accounting fees decreased by $141,000 in the aggregate, while the reimbursement of costs to Peregrine (which reimbursement was not present during the three months ended March 31, 1994, as the Trust was not self-administered) accounted for an increase of $108,000.

Net income of $242,000 was reported by the Trust for the three months ended March 31, 1995, an improvement of $243,000 over the net loss of $1,000 for the three months ended March 31, 1994. This increase was the result of a significant decrease in the total expenses of the Trust for the three months ended March 31, 1995 compared with the three months ended March 31, 1994 and a gain recognized in connection with a principal payment on a note receivable for the three months ended March 31, 1995 compared with no gain recorded for the three months ended March 31, 1994.

Operating income increased by $177,000 to $176,000 for the three months ended March 31, 1995, up from a $1,000 loss for the three months ended March 31, 1994. Although total revenues decreased, as discussed above, the Trust's expenses, in the aggregate, decreased by a greater amount, causing the increase in operating income. Expenses decreased in every category (except for hotel operating expenses, which were not present for the three months ended March 31, 1994) for the three months ended March 31, 1995 compared with the three months ended March 31, 1994.


Liquidity and Capital Resources

At March 31, 1995, the Trust had $4,476,000 in cash. Its five properties had a net book value of approximately $18,259,000 at that date with collateralized indebtedness against rental properties totaling $8,723,000 (48%). CalREIT's $19,896,000 note portfolio is carried at a book value of $12,780,000 due primarily to cumulative write downs in valuation. The primary sources of liquidity for the Trust in the remainder of 1995, which management believes will adequately meet its future liquidity and capital resource requirements, will be its cash on hand, cash generated from operations and interest payments on its notes. The primary demands on the Trust's capital resources will be debt service payments and the funding of capital improvements to the Trust's properties. In addition, in order to maintain its REIT status, the Trust must distribute to shareholders approximately $1,000,000 in 1995 and intends to do so in the late third or early fourth quarter.

The Trust's cash flows for the three months ended March 31, 1995 produced an increase in cash of $1,110,000 compared to the cash flows for the three months ended March 31, 1994, which yielded a decrease in cash of $27,000, an improvement of $1,137,000. For the three months ended March 31, 1995 compared to the three months ended March 31, 1994, cash provided by operating activities increased by $239,000 to $309,000 from $70,000; cash from investing activities increased by $893,000 to providing $818,000 (which resulted from collections on notes receivable) from using $75,000; and cash used in financing activities decreased by $5,000 to $17,000 from $22,000.

The Trust's debt-to-equity ratio was 1:3 at March 31, 1995 and 1994. The Trust's current ratio (cash, accounts receivable in the next 12 months and prepaid expenses; divided by distributions payable, accounts payable and other liabilities due within the next 12 months) of approximately 3:1 is indicative of the Trust's financial stability at this time.

                          PART II.  OTHER INFORMATION


            Item 1:     Legal Proceedings
                        None

            Item 2:     Changes in Securities
                        None

            Item 3:     Defaults Upon Senior Securities
                        None

            Item 4:     Submission of Matters to a Vote of Security Holders
                        None

            Item 5:     Other Information
                        None

            Item 6:     Exhibits and Reports on Form 8-K

                        The Trust filed on Form 8-K/A during the quarter ended March 31, 1995:

                        Changes in Registrant's Certifying Accountant

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CALIFORNIA REAL ESTATE INVESTMENT TRUST



          May 15, 1995                          /s/ Frank A. Morrow
- --------------------------------                --------------------------------
Date                                            Frank A. Morrow,
                                                Chairman of the Board and
                                                Chief Executive Officer



           May 15, 1995                         /s/ Arnold E. Brown
- --------------------------------                --------------------------------
Date                                            Arnold E. Brown
                                                Chief Financial Officer