Form 10-Q
period 1995-09-30
CALIFORNIA REAL ESTATE INVESTMENT TRUST
filed 1995-11-14
CIK 16387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------
                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from                 to
                                ---------------    ---------------
Commission file number 1-8063

                    California Real Estate Investment Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                                                     94-6181186
---------------------------------------                                                 -----------------
(State or other jurisdiction of incorporation                                          (I.R.S. Employer
             or organization)                                                          Identification No.)

                131 Steuart Street, Suite 200, San Francisco, CA
                ------------------------------------------------
                    (Address of principal executive offices)

                                      94105
                                   ----------
                                   (Zip Code)

                                 (415) 905-0288
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                               ---         ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                                Outstanding at September 30, 1995
------------------------------------                                ---------------------------------
Common Shares of Beneficial Interest                                             9,156,959
$1.00 par value ("Common Shares")

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                              Item 2.  Management's Discussion and Analysis
    Provide the Information required by Rule 10-01              of Financial Condition and Results of Operations.
Of Regulation S-X (17 CFR Part 210).                          Furnish the information required by Item 303 of Regulation S-K
                                                              (Section 229.303 of this chapter).

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST


INDEX                                                                                                PAGE
PART I.          FINANCIAL INFORMATION

                 Item 1:          Financial Statements

                                  Consolidated Balance Sheets -
                                       September 30, 1995 and December 31, 1994                          1

                                  Consolidated Statements of Operations -
                                       For the Three Months and Nine Months Ended
                                       September 30, 1995 and 1994                                       2

                                  Consolidated Statements of Cash Flows -
                                       For the Nine Months Ended September 30, 1995
                                       and 1994                                                          3

                                  Notes to Consolidated Financial Statements                         4 - 7

                 Item 2:          Management's Discussion and Analysis of the
                                      Financial Condition and Results of Operations                 8 - 11


PART II.         OTHER INFORMATION

                 Item 1:          Legal Proceedings                                                     12

                 Item 2:          Changes in Securities                                                 12

                 Item 3:          Defaults Upon Senior Securities                                       12

                 Item 4:          Submission of Matters to a Vote of Security Holders                   12

                 Item 5:          Other Information                                                     12

                 Item 6:          Exhibits and Reports on Form 8-K                                      12

                         PART I.  FINANCIAL INFORMATION

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,            DECEMBER 31,
                                                                                  1995                    1994
                                                                               (UNAUDITED)             (AUDITED)
                                                                              ------------            -------------
                          ASSETS
INVESTMENTS:
    Rental properties, less accumulated depreciation of $2,655,000 and $2,229,000 at September 30, 1995 and December 31, 1994,
         respectively, and valuation allowance of $5,863,000 at
         September 30, 1995 and December 31, 1994                              $ 18,238,000             $ 18,391,000
    Notes receivable, net of valuation allowances and deferred gains of $7,116,000 and $7,182,000 at
         September 30, 1995 and December 31, 1994, respectively                  12,758,000               13,532,000
                                                                               ------------             ------------
                                                                                 30,996,000               31,923,000

Cash                                                                              4,273,000                3,366,000
Receivables, net of allowance of $636,000 and $323,000
    at September 30, 1995 and December 31, 1994, respectively                       852,000                  974,000
Other assets, net of valuation allowance of $310,000 at
    September 30, 1995 and December 31, 1994                                        577,000                  277,000
                                                                               ------------             ------------

         Total Assets                                                          $ 36,698,000             $ 36,540,000
                                                                               ============             ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Long-term notes payable, collateralized by deeds of trust
         on rental properties                                                  $  8,348,000             $  8,740,000
    Accounts payable and accrued expenses                                           200,000                   43,000
    Other liabilities                                                                79,000                   72,000
                                                                               ------------             ------------

         Total Liabilities                                                        8,627,000                8,855,000
                                                                               ------------             ------------

Commitments

SHAREHOLDERS' EQUITY:
    Shares of beneficial interest, par value $1 a share; unlimited authorization, 9,157,000 shares outstanding at
         September 30, 1995 and December 31, 1994                                 9,157,000                9,157,000
    Additional paid-in capital                                                   55,098,000               55,098,000
    Accumulated deficit                                                         (36,184,000)             (36,570,000)
                                                                               ------------             ------------

         Total Shareholders' Equity                                              28,071,000               27,685,000
                                                                               ------------             ------------


         Total Liabilities and Shareholders' Equity                            $ 36,698,000             $ 36,540,000
                                                                               ============             ============

          See accompanying notes to consolidated financial statements.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                   1995            1994               1995             1994
                                                ----------     ----------         -----------      -----------
REVENUES:
    Rent                                        $ 537,000      $  551,000         $ 1,572,000      $ 1,909,000
    Interest                                      361,000         722,000           1,041,000        1,384,000
    Hotel                                          44,000          80,000              44,000          459,000
                                                ----------     ----------         -----------      -----------
                                                  942,000       1,353,000           2,657,000        3,752,000
                                                ----------     ----------         -----------      -----------

EXPENSES:
    Operating expenses                            149,000         184,000             433,000          643,000
    Hotel operating expenses                           --              --                  --          808,000
    Property management                            27,000          15,000              71,000          241,000
    Depreciation and amortization                 163,000         134,000             474,000          460,000
    Interest                                      220,000         265,000             648,000          834,000
    General and administrative                    283,000          70,000             711,000          523,000
                                                ----------     ----------         -----------      -----------
                                                  842,000         668,000           2,337,000        3,509,000
                                                ----------     ----------         -----------      -----------

           Income before gain (loss) on
              foreclosure or sale of
              investments                         100,000         685,000             320,000          243,000

Gain (loss) on foreclosure or sale of
   investments                                         --       (344,000)              66,000        (230,000)
                                                ----------     ----------         -----------      -----------

           Net income                           $ 100,000      $  341,000         $   386,000      $    13,000
                                                =========      ==========         ===========      ===========

Net income per share of
   beneficial interest                          $    0.01      $     0.04         $      0.04      $      0.00
                                                =========      ==========         ===========      ===========





          See accompanying notes to consolidated financial statements.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              1995                    1994
                                                                              ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $   386,000              $    13,000
                                                                          -----------              -----------
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                        474,000                  460,000
         (Gain) loss on foreclosure or sale of investments                    (66,000)                 230,000
         Amortization of discount                                                  --                  (30,000)
    Changes in assets and liabilities:
         Increase in receivables, net                                         (80,000)                (147,000)
         (Increase) decrease in other assets                                 (215,000)                  73,000
         Increase in accounts payable
             and accrued expenses                                             243,000                  113,000
         Increase (decrease) in other liabilities                               7,000                   (3,000)
                                                                          -----------              -----------
             Total adjustments to net income                                  363,000                  696,000
                                                                          -----------              -----------
             Net cash provided by operating activities                        749,000                  709,000
                                                                          -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment as result of sale of investments                                       --                  (68,000)
    Payments made to The Peregrine Real Estate Trust                          (86,000)                      --
    Loans made to The Peregrine Real Estate Trust                                  --                   (5,000)
    Improvements to investments                                              (204,000)                (126,000)
    Collections on notes receivable                                           840,000                  335,000
                                                                          -----------              -----------
             Net cash provided by investing activities                        550,000                  136,000
                                                                          -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term notes payable                            (392,000)                 (58,000)
    Distributions paid                                                             --                 (891,000)
                                                                          -----------              -----------
         Net cash used in financing activities                               (392,000)                (949,000)
                                                                          -----------              -----------
             Net increase (decrease) in cash                                  907,000                 (104,000)
Cash, beginning of period                                                   3,366,000                3,451,000
                                                                          -----------              -----------

Cash, end of period                                                       $ 4,273,000              $ 3,347,000
                                                                          ===========              ===========



          See accompanying notes to consolidated financial statements.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation:


                                  Organization

         California Real Estate Investment Trust (Trust) was organized under the laws of the State of California pursuant to a Declaration of Trust dated September 15, 1966.

         The Trust became a partner of Totem Square, L. P. (Totem), a Washington Limited Partnership in which the Trust owns a 59% interest, on November 30, 1990. The Trust also formed CalREIT Totem Square, Inc. (Cal-CORP) to act as general partner of Totem. Cal-CORP has a 1% interest in Totem, and Totem Square Associates, an unrelated party, has the remaining 40%.

         On April 14, 1994, The Peregrine Real Estate Trust (formerly Commonwealth Equity Trust) as majority shareholder owning 76% of the Trust's outstanding Shares of Beneficial Interest, voted its shares to replace the Board of Trustees. At that time, the Trust elected a new Board of Trustees all of whom were key management personnel of The Peregrine Real Estate Trust (Peregrine). Subsequently, the Board was changed and is now comprised of five Trustees. Two are independent Trustees. Of the three remaining Trustees, one is an Executive Officer and Trustee of Peregrine, one a Peregrine Trustee and one a Peregrine Executive Officer.

         The Trust currently owns a hotel and four other commercial/retail properties located in five market areas in the Western United States. The Trust also owns a mortgage note portfolio comprised of approximately $20 million in loans, with an aggregate book value of approximately $12.8 million. These loans bear interest at an overall effective rate of approximately 8%. They are collateralized by mortgages on real property. Most of the investments in the eight loans were originated by the Trust in connection with the disposition of Trust properties prior to 1994.


                             Basis of Presentation

         The accompanying financial statements are unaudited. However, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. As such, they do not include all of the disclosures

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation, continued:

         required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended September 30, 1995 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1994 audited financial statements and notes thereto, included in the California Real Estate Investment Trust Annual Report on Form 10-K.

         The accompanying unaudited consolidated financial statements of California Real Estate Investment Trust include the accounts of the Trust and Totem.


2.       Income Taxes:

         The Trust has elected to be taxed as a real estate investment trust and as such, is not taxed on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its real estate trust taxable income is distributed and that the Trust meets certain other REIT requirements. Due to tax operating loss carryforwards, the Trust does not have taxable income for the three months and nine months ended September 30, 1995.


3.       Related-Party Transactions:

         The Trust and Peregrine are both self-administered. However, they share certain costs, including personnel costs, for which the Trust reimburses Peregrine pursuant to a cost allocation agreement based on each trust's respective asset values (real property and notes receivable) that is negotiated annually. During the nine months ended September 30, 1995, reimbursable costs charged to the Trust by Peregrine approximated $319,000. This amount was partially offset against $202,000 (net of valuation allowance of $141,000) which was due from Peregrine at December 31, 1994.

         At September 30, 1995, the Trust had $32,000 due to Peregrine.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Cash Flow Information:

         Cash paid for interest during the periods reported was as follows:

                                     For the Three Months Ended             For the Nine Months Ended

                                           September 30,                             September 30,
                                         1995           1994                     1995             1994
                                         ----           ----                     ----             ----
             Interest                 $165,000        $265,000                $591,000         $871,000
                                      ========        ========                ========         ========


5.       Per Share Data:

         Per share data is based on the weighted average number of shares of beneficial interest outstanding during the nine months ended September 30, 1995 and 1994. The weighted average number of shares used in the computation were 9,157,000 and 9,148,000 for the nine months ended September 30, 1995 and September 30, 1994, respectively. At September 30, 1995, there were no outstanding stock options.


6.       Hotel Management Agreement:

         On June 1, 1994, a professional hotel management company was signed to lease the Trust's hotel. That lease agreement provided the Trust and the hotel management company the opportunity to renegotiate its terms. The lease terms have been renegotiated. Management of the Trust has reached an agreement under which the Trust will earn base lease revenue of approximately $111,000 for the twelve months ended May 31, 1996.


7.       Historical Funds from Operations and Funds Available for Distribution:

         Equity REIT analysts generally consider Funds From Operations (FFO) an appropriate measure of performance in comparing the results of operations of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles before gains and losses on sales of property and from debt restructuring plus depreciation and amortization. Funds Available for Distribution (FAD) is defined as FFO less capital expenditures funded by operations and loan amortization. The Trust believes that in order to facilitate a clear understanding of the historical operating

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Historical Funds from Operations and Funds Available for Distribution, continued:

         results of the Trust, FFO and FAD should be examined in conjunction with net income (loss) as presented in this report. FFO and FAD should not be considered as an alternative to net income (loss) as an indication of the Trust's performance or to cash flow as a measure of liquidity.

         Funds From Operations and Funds Available for Distribution for the three months and nine months ended September 30, 1995 and 1994 are summarized as follows:

   Calculation of Funds From Operations and Funds Available for Distribution

                                        For the Three Months Ended                 For the Nine Months Ended
                                               September 30,                             September 30,
                                         1995                 1994                   1995             1994
                                    ---------            ----------             ---------        ---------
         Net income before gain on
           foreclosure or sale of
           investments              $ 100,000            $ 685,000              $ 320,000        $ 243,000

         Depreciation and
           amortization               163,000              134,000                474,000          460,000
                                    ---------            ----------             ---------        ---------

           Funds from
             operations               263,000              819,000                794,000          703,000

         Capital improvements        (113,000)             (48,000)              (204,000)        (126,000)

         Loan principal
           payments                   (15,000)             (24,000)               (52,000)(1)      (58,000)
                                    ---------            ----------             ---------        ---------

           Funds available for
             distribution           $ 135,000            $ 747,000              $ 538,000        $ 519,000
                                    =========            =========              =========        =========

         (1) These amounts include only regular principal payments and exclude the Fulton Square loan payoff of $340,000, which was made in May 1995 from available cash reserves.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of future financial position and results of operations of the Trust.

Since the beginning of this year, CalREIT has explored alternative strategies to grow the Trust through acquisitions, joint-venture arrangements and possibly through a new infusion of capital. The Board explored growth opportunities in single and multi-tenant industrial buildings, retail centers and hotel properties. Early research indicated the most favorable prospects for growth were within the lodging industry. As a result of additional research which continued throughout the third quarter, the Trust now believes that there would be benefit to developing CalREIT into a hotel real estate investment trust. By realigning its assets to focus on one asset class, the Trust will have positioned itself to both achieve better operating efficiencies and for potential expansion.

In pursuing this goal, management has initiated both a search for additional hotel properties to add to its portfolio and the monetization of its non-hotel assets. The search to acquire other hotel properties has included discussions with several independent hotel owners, operators and management companies as well as with Peregrine which owns four hotel properties. This search has simultaneously included discussions with outside financing sources, including investment banking companies to provide either debt or equity funding for CalREIT's potential expansion into a hotel REIT.

Meetings with Peregrine have included discussions about a potential exchange of assets, a joint-venture redevelopment project as well as a direct purchase of all Peregrine's hotel properties. Recently these discussions culminated in an offer through a letter of intent from CalREIT to Peregrine to purchase Peregrine's hotels outright. The offer was rejected by Peregrine although CalREIT was invited to submit revised offers in the future. The Board is currently determining if and when to submit another offer to Peregrine while it continues to pursue acquisitions from or alliances with other independent hotel owners and operators.

As part of its hotel REIT business plan, the Trust is further examining the current and prospective contribution of its Best Western Casa Grande Motor Inn in Arroyo Grande, California. As a result of the installation of a professional hotel management company, the Trust believes the property is currently operating at peak capacity given its location and size. However, despite significant improvements in operations, the hotel's financial results remain insufficient to cover the property's debt service requirements. Therefore, the Trust has suspended debt service payments and has contacted the lender on the property with a proposal to renegotiate the debt structure or, if the proposal is refused by the lender, to allow foreclosure to occur.

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


Comparison of the Nine Months and Three Months Ended September 30, 1995 to the Nine Months and Three Months Ended September 30, 1994

Net Income of $386,000 was reported by the Trust for the nine months ended September 30, 1995, an improvement of $373,000 over the net income of $13,000 for the nine months ended September 30, 1994. This increase was a result of significant decreases in total expenses for the Trust for the nine months ended September 30, 1995. Net income of $100,000 was reported by the Trust for the three months ended September 30, 1995, a decrease of $241,000 from the net income of $341,000 reported for the three months ended September 30, 1994. This decrease is due primarily to decreased interest income. The decrease in interest income is due to the collection in September 1994 of $491,000 of prior period interest which had previously been reserved.

Operating income increased by $77,000 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Although total revenues decreased, as discussed below, the Trust's expenses, in the aggregate, decreased by a greater amount, causing the increase in operating income. Expenses decreased in most categories, the most significant decrease related to the hotel as discussed below, for the nine months ended September 30, 1995. Operating income decreased $585,000 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease is due primarily to decreased interest income.

Total Revenues decreased $1,095,000, or 29%, to $2,657,000 for the nine months ended September 30, 1995, down from $3,752,000 for the nine months ended September 30, 1994. Total revenues decreased by $411,000, or 30%, to $942,000 for the three months ended September 30, 1995, down from $1,353,000 for the three months ended September 30, 1994. These decreases were primarily attributable to the sale of the Imperial Canyon Shopping Center in April 1994, decreased revenues from the Casa Grande Motor Inn, decreased revenues at the Fulton Square Shopping Center and Totem Square, and decreased interest income.

Rental revenues decreased by $337,000, or 18%, to $1,572,000 for the nine months ended September 30, 1995, down from $1,909,000 for the nine months ended September 30, 1994. Rent revenues decreased by $14,000, or 3%, to $537,000 for the three months ended September 30,1995, down from $551,000 for the three months ended September 30, 1994. These decreases were due primarily to the absence of $196,000 and $0 in rents collected in the nine months and three months ended September 30, 1994, respectively, by the Imperial Canyon Shopping Center, and to a decrease of $167,000 and $11,000 in rents collected in the nine months and three months ended September 30, 1995, respectively, by Fulton Square and Totem Square (attributable to a decrease in occupancy).

Hotel revenues decreased by $415,000, or 90%, to $44,000 for the nine months ended September 30, 1995, down from $459,000 for the nine months ended September 30, 1994. Hotel revenues decreased by $36,000, or 45%, to $44,000 for the three months ended September 30, 1995, down from $80,000 for the three months ended September 30, 1994. Revenue generated from hotel operations for the nine and three months ended September 30, 1995 was comprised of lease revenue from CapStar, the professional hotel management company that leases the Trust's hotel. The lease agreement provides the Trust and CapStar the opportunity to renegotiate its terms and certain lease terms have been renegotiated. CapStar has taken a number of steps to improve the property's earning capacity. These steps include increasing the number of group and tour bookings, implementing a local marketing program and closing the property's food and beverage operations. In July 1995, the food and beverage operation was leased by CapStar to a third party. During the nine months ended September 30, 1995, while the renegotiations were taking place, CapStar did not make the payments called for by the lease which were fully reserved by the Trust. Management of the Trust has reached an agreement under which CapStar will continue to lease the hotel, producing base lease revenues of approximately $111,000 for the twelve months ending May 31, 1996.

Interest revenues decreased by $343,000, or 25%, from $1,384,000 for the nine months ended September 30, 1994 to $1,041,000 for the nine months ended September 30, 1995. Interest revenues decreased by $361,000, or 50%, from $722,000 for the three months ended September 30, 1994 to $361,000 for the three months ended September 30, 1995. These decreases are due primarily to the prior period collection of interest which had been reserved offset by an increase during the current period in interest earned on cash.

Total Expenses decreased by $1,172,000 or 33%, to $2,337,000 for the nine months ended September 30, 1995, down from $3,509,000 for the nine months ended September 30, 1994. Much of this improvement resulted from the reduction in operating expenses, property management fees, depreciation and amortization expense and interest expense related to Imperial Canyon Shopping Center. In the aggregate, these expenses were $263,000 less for the nine months ended September 30, 1995 than for the nine months ended September 30, 1994, due to the property's sale. A decrease of $808,000 for the nine months ended September 30, 1995 in hotel operating expenses was attributable to the leasing of the property to a third party hotel management company. An additional decrease of $170,000 for the nine months ended September 30, 1995 in property management fees was attributable to the decrease in the monthly property management fee from 5% to 3% of collected rents, which the Trust negotiated with its new property management firm and to the absence of an additional management fee paid to the Trust's former advisor. Total expenses increased $174,000, or 26%, to $842,000 for the three months ended September 30, 1995, up from $668,000 for the three months ended September 30, 1994. This increase is primarily due to an increase in general and administrative expenses as discussed below.

General and administrative expenses increased by $188,000, or 36%, from $523,000 for the nine months ended September 30, 1994 to $711,000 for the nine months ended September 30, 1995 and increased by $213,000, or 304%, from $70,000, for the three months ended September 30, 1994 to $283,000 for the three months ended September 30, 1995. These changes were due to the interaction of increases and decreases in several categories. The most notable increase arose from the reimbursement of certain shared administrative costs (which sharing arrangement commenced October 1, 1994 and will be ongoing), and from certain proxy, annual report and annual meeting costs which should not recur in the remaining three months of 1995.


Liquidity and Capital Resources

At September 30, 1995, the Trust had $4,273,000 in cash. Its five properties had a net book value of approximately $18,238,000 at that date with collateralized indebtedness against rental properties totaling $8,348,000 (46%). CalREIT's $19,874,000 note portfolio is carried at a book value of $12,758,000 due primarily to cumulative write downs in valuation. Management believes that its cash on hand, cash generated from operations and interest payments on its notes will be sufficient to meet its normal operational requirements. The primary demands on the Trust's capital resources will be debt service payments, the funding of capital improvements to the Trust's properties and the funding of the Trust's potential development into a hotel REIT. The Trust may seek additional capital to implement its hotel REIT strategy. Because of the anticipated cash requirements of implementing this strategy, the Trust does not now anticipate making a dividend distribution.

The Trust's cash flows for the nine months ended September 30, 1995 produced an increase in cash of $907,000 compared to the cash flows for the nine months ended September 30, 1994, which yielded a decrease in cash of ($104,000), an improvement of $1,011,000. For the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994, cash provided by operating activities increased by $40,000 to $749,000 from $709,000; cash from investing activities increased by $414,000 to $550,000 (which resulted from collections on notes receivable) from $136,000; and cash used in financing activities decreased by $557,000 to $392,000, down from $949,000 due to paying no dividend in 1995.

The Trust's debt-to-equity ratio was 3:1 at September 30, 1995 and 1994. The Trust's current ratio at September 30, 1995 (cash, accounts receivable in the next 12 months and prepaid expenses; divided by accounts payable and other liabilities due within the next 12 months) is in excess of 5:1.

                          PART II.  OTHER INFORMATION


                 Item 1:          Legal Proceedings
                                  None

                 Item 2:          Changes in Securities
                                  None

                 Item 3:          Defaults Upon Senior Securities
                                  None

                 Item 4:          Submission of Matters to a Vote of
                                  Security Holders
                                  None

                 Item 5:          Other Information
                                  None

                 Item 6:          Exhibits and Reports on Form 8-K
                                  None

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CALIFORNIA REAL ESTATE INVESTMENT TRUST



November 14, 1995                         /s/  Frank A. Morrow
-----------------                        --------------------------------------
      Date                               Frank A. Morrow,
                                         Chairman of the Board and
                                         Chief Executive Officer



November 14, 1995                         /s/  Arnold E. Brown
-----------------                        --------------------------------------
      Date                               Arnold E. Brown
                                         Chief Financial Officer and Trustee