Form 10-K405
period 1995-12-31
CALIFORNIA REAL ESTATE INVESTMENT TRUST
filed 1996-04-01
CIK 16387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
        For the fiscal year ended December 31, 1995

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [No Fee Required]
        For the Transition period from

Commission File Number 1-8063


                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
             (Exact Name of Registrant as Specified in its Charter)


             CALIFORNIA                                         94-6181186
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)


131 STEUART STREET, SUITE 200, SAN FRANCISCO, CALIFORNIA           94105
      (Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code:          (415) 905-0288

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         Name of Each Exchange
           Title of Each Class                            on Which Registered
           -------------------                           ---------------------
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
                                         Sequential Page:         01 of
                                           Exhibit Index:         Page

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                      [ X ]


                                  MARKET VALUE

Based on the closing sales price of $1.38 per share, the aggregate market value of the outstanding Shares of Beneficial Interest held by non-affiliates of the Registrant as of March 22, 1996 was $3,007,643.


                               OUTSTANDING SHARES

As of March 31, 1996 there were 9,156,970 outstanding Shares of Beneficial Interest. The Shares Of Beneficial Interest are listed on the New York and Pacific Stock Exchanges (trading symbol "CT"). Trading is reported in many newspapers as "Cal RE" (CUSIP No. 130559107).

- -------------------------------------------------------------------------------

                           CALIFORNIA REAL ESTATE INVESTMENT TRUST

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

PART I                                                                                    PAGE

- ----------------------------------------------------------------------------------------------
Item 1.        Business                                                                    1-4
Item 2.        Properties                                                                    5
Item 3.        Legal Proceedings                                                             6
Item 4.        Submission of Matters to a Vote of Securities Holders                         6
- ----------------------------------------------------------------------------------------------

PART II

- ----------------------------------------------------------------------------------------------

Item 5.        Market for the Registrant's Common Equity and Related Security
                       Holder Matters                                                      7-8
Item 6.        Selected Financial Data                                                       9
Item 7.        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                              9-15
Item 8.        Financial Statements and Supplementary Data                               16-37
Item 9.        Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure                                             38

- ----------------------------------------------------------------------------------------------

PART III

- ----------------------------------------------------------------------------------------------

Item 10.       Trustees and Executive Officers of the Registrant                         39-40
Item 11.       Executive Compensation                                                       41
Item 12.       Security Ownership of Certain Beneficial Owners and Management               41
Item 13.       Certain Relationships and Related Transactions                               42

- ----------------------------------------------------------------------------------------------

PART IV

- ----------------------------------------------------------------------------------------------

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K           43-48

- ----------------------------------------------------------------------------------------------

                                             (i)

- ------------------------------------------------------------------------------

                                     PART I

==============================================================================

Item 1.   Business

- ------------------------------------------------------------------------------

General

California Real Estate Investment Trust (the "Trust" or "CalREIT") is a self-administered real estate investment trust ("REIT") formed in 1966 in California as a real estate trust. CalREIT has engaged primarily in the acquisition, management, and disposition of commercial property and mortgage investments for 30 years.

CalREIT's Shares of Beneficial Interest are traded on the New York Stock Exchange and the Pacific Stock Exchange under the ticker symbol "CT".

At the end of 1995, the Trust's investment portfolio included both fee title ownership of five real properties as well as seven mortgage notes. Its real estate portfolio, with a book value of $17,215,000 as of December 31, 1995, included the Redfield Commerce Center in Scottsdale, Arizona; the Bekins Storage Facility in Pasadena, California; Fulton Square Shopping Center in Sacramento, California; a 60% interest in Totem Square, a mixed-use property in the Seattle, Washington metropolitan area; and the 113-room Casa Grande Motor Inn near San Luis Obispo, California. Together the commercial properties encompass approximately 273,000 net rentable square feet.

The Trust's mortgage note portfolio, with a book value of $10,502,000 as of December 31, 1995, consisted of seven loans which bear interest at an overall effective rate of approximately 8% and are collateralized by mortgages on real property. Most of the investments in the seven loans were done in connection with the disposition of Trust properties prior to 1995.

In 1995, total income to the Trust came from the following sources: 59% from rental income, 39% from interest income and 2% from gain on foreclosure or sale of investments. As of year-end, the Trust had $4,778,000 in cash. The Trust is not currently involved in any foreign operations, nor does it derive any income from foreign sources. At year-end, the Trust was 25% leveraged reflecting outstanding mortgage debt obligations of $8,335,000; its debt-to-equity ratio was approximately 1:3.

The Trust has operated and intends to continue to operate to qualify as a REIT under the Internal Revenue Code, thereby preserving certain tax benefits for its shareholders that are available through such qualification.

Current Developments

Since the beginning of 1995, CalREIT's Board of Trustees has explored alternative strategies to grow the Trust through acquisitions, joint-venture arrangements and possibly through the infusion of new capital. The Board explored growth opportunities in single and multi-tenant industrial buildings, retail centers, hotel properties and other uses compatible with REIT status. Early research indicated that given its relationship with The Peregrine Real Estate Trust, which owned four hotels, that there were favorable prospects for growth within the lodging industry and that there could be benefit to developing CalREIT into a hotel real estate investment trust.

As part of its hotel REIT business plan, the Trust also examined the current and prospective value of its 113-room Casa Grande Motor Inn in Arroyo Grande, California. Despite significant improvements in operations under a third-party hotel management company, the hotel's current and projected financial performance was insufficient to cover its debt service requirements. In the second quarter of 1995, the Trust suspended debt service payments and contacted the lender on the property with a proposal to renegotiate the debt structure. This proposal was rejected and in February of 1996, the Casa Grande Motor Inn was returned to the lender through foreclosure.

To implement the plan, in 1995 the Board instructed management to begin to reposition the Trust's assets and initiate a search for hotel properties. Significant progress was made towards repositioning the Trust's assets during this past year with completion expected by the second or third quarter of 1996. A contract to sell the Redfield Commerce Center was signed in the latter part of 1995 and is expected to close in the first quarter of 1996. An offer to purchase the Bekins Storage Facility was approved by the Board of Trustees in February 1996. Both Fulton Square Shopping Center and Totem Square have been listed with commercial property brokerage firms. In addition, the Trust has retained Secured Capital Corp. to sell a portion of its portfolio of mortgage notes which is expected to be completed in the first half of 1996.

The search to acquire additional hotel properties included discussions with several independent hotel owners, operators and management companies as well as with The Peregrine Real Estate Trust (CalREIT's parent company) which owns four hotel properties. Initially the Board contemplated an exchange of assets between CalREIT and The Peregrine Real Estate Trust ("Peregrine"), however this transaction proved too cumbersome, time consuming and costly to pursue. The Trust also explored acquiring Peregrine's hotel assets directly; however, as of year-end no transaction had occurred.

Simultaneous with the search for merger or acquisition candidates, the Trust pursued discussions with outside financing sources, including investment banking companies, to provide either debt or equity financing for CalREIT's potential expansion. At this time, the Trust believes if a potential transaction were to enter the final stages of negotiation such financing would be available.

By repositioning or changing its portfolio mix, the Trust will be well-positioned to entertain other business opportunities and alternative courses of action.


Other Information

In 1994, The Peregrine Real Estate Trust as majority shareholder, which owns 76% of CalREIT's outstanding Shares of Beneficial Interest, voted its shares to elect a new Board of Trustees, all of whom were key management personnel of Peregrine. In 1995, the Board was expanded and is now comprised of five Trustees, two of whom are independent Trustees. Of the three remaining Trustees, one is the Chairman and Chief Executive Officer of CalREIT and was Chief Executive Officer of Peregrine until January 1996, one is Chairman of the Board of Trustees and interim Chief Executive Officer of Peregrine, and one is a former officer of CalREIT and Peregrine.

Peregrine emerged from the bankruptcy of Commonwealth Equity Trust on October 7, 1994 pursuant to a Plan of Reorganization (the "Plan") which was confirmed by the U.S. Bankruptcy Court on August 8, 1994. The Plan provided for the restructuring of virtually all of Peregrine's secured and unsecured debt. The primary lenders (the "Senior Lender Group") received 52% of the Shares of Beneficial Interest and 100% of the Preferred Stock of The Peregrine Real Estate Trust; it also received Restructured Secured Notes from Peregrine in the original amount of $40,000,000. Under the Note Agreement, Peregrine cannot vote on major corporate transactions (i.e., merger with or acquisition of assets of any outside company, etc.) entered into by CalREIT without the approval of the Senior Lender Group. No such transaction has been presented to or proposed to the CalREIT shareholders for approval.

In August 1995, the Trust terminated its Dividend Reinvestment Plan because of minimal participation and escalating costs of administering the plan.


Management of the Trust's Investments

All strategic and investment decisions are made by the Board of Trustees. Frank
A. Morrow is Chairman of the Board of Trustees and Chief Executive Officer of the Trust. The Trust is self-administered with services provided by employees of The Peregrine Real Estate Trust (for whom Peregrine receives a reimbursement of costs pursuant to a cost allocation agreement) or by independent contractors. The Board of Trustees of CalREIT made the decision in September 1995 not to renew the contract of Arnold Brown as Chief Financial Officer of CalREIT.

In January 1996, the independent Trustees of Peregrine's Board made the decision to terminate Mr. Morrow's contract as Peregrine's Chief Executive Officer. Subsequently, Mr. Morrow resigned from Peregrine's Board of Trustees on
February 1, 1996.

United Property Services, Inc. ("UPSI"), with an office in Sacramento, is the property manager for the Trust's commercial property assets. UPSI operates under an agreement signed in 1994 that runs for consecutive month-to-month terms, but is terminable by either the Trust or UPSI upon 30 days notice. The Trust's agreement with CapStar, the hotel management company signed to lease the Casa Grande Motor Inn in 1994, terminated upon the foreclosure of the hotel in 1996. Other agreements are in place with commercial property leasing firms in the Trust's various market areas with a charge to increase occupancy and rental income to maximize potential sales prices. As of year-end, the average weighted occupancy level for the commercial property portfolio was 90% and for the hotel was 52%.

In addition, with respect to the Trust's note portfolio, in 1995 foreclosure proceedings were initiated against one delinquent noteholder with other delinquency issues resolved as well. It is the Trust's intention to continue to pursue any and all delinquencies in either rent or note payments.

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

- -------------------------------------------------------------------------------
ITEM 2:  PROPERTIES

- -------------------------------------------------------------------------------
The following table sets forth certain information relating to properties owned by the Trust at December 31, 1995. All of the properties are suitable for the purpose for which they are designed and are being used.


                                                              Date of     Ownership     Square       Total
           Direct Equity Investments                        Acquisition   Percentage     Feet        Cost (1)       Encumbrances
- --------------------------------------------------          -----------   ----------    -------    -----------      ------------
SHOPPING CENTERS:
    Fulton Square, Sacramento, California                      5/91         100%         35,493    $ 3,618,000                -
    Totem Square, Kirkland, Washington                        11/90          60%        126,623      9,400,000        4,334,000
                                                                                                   -----------       ----------
Total shopping centers                                                                              13,018,000        4,334,000
                                                                                                   -----------       ----------

INDUSTRIAL BUILDINGS:
    Redfield Commerce Center, Scottsdale, Arizona              5/88         100%         27,900      1,650,000                -
    Bekins Storage Facility, Pasadena, California              7/88         100%         83,000      5,745,000                -
                                                                                                    ----------       ----------
Total industrial buildings                                                                           7,395,000                0
                                                                                                    ----------       ----------

HOTELS:

    Casa Grande Motor Inn, Arroyo Grande, California (2)       9/92         100%         64,200      6,477,000        3,089,000
                                                                                                   -----------       ----------
Total hotels                                                                                         6,477,000        3,089,000
                                                                                                   -----------       ----------

                                                                                                   $26,890,000        7,423,000
                                                                                                   ===========      ===========


(1) Total cost before any reduction for valuation allowance related to investments and accumulated depreciation.

(2)   Property was returned to the lender due to foreclosure in February 1996.

- ------------------------------------------------------------------------------

Item 3.   Legal Proceedings

- ------------------------------------------------------------------------------

None.

- ------------------------------------------------------------------------------

Item 4.   Submission of Matters to a Vote of Securities Holders

- ------------------------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of 1995.

- ------------------------------------------------------------------------------

                                     PART II

==============================================================================

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

- ------------------------------------------------------------------------------

CalREIT's Shares are listed on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange ("PSE"). The trading symbol for CalREIT's Shares of Beneficial Interest is "CT". The Trust had approximately 1,960 shareholders-of-record at March 31, 1996.

The following tables set forth the high and low sales prices of CalREIT shares on the NYSE during the last two years. Distributions per share during this time period also are set forth.


                     MARKET PRICE AND DISTRIBUTIONS DECLARED

- ------------------------------------------------------------------------------

                                       Quarter Ended
                    -----------------------------------------------------
                    3/31/95        6/30/95        9/30/95        12/31/95

  High               1-5/8         1-7/8           1-5/8          1-1/2
  Low                1-5/8         1-3/4           1-1/2          1-3/8
  Distributions       $ -            -              -              -

- ------------------------------------------------------------------------------

                    3/31/94        6/30/94        9/30/94        12/31/94

  High               2-1/8          2-1/8          2-1/8           2
  Low                2-1/8          2              1-5/8           1-5/8
  Distributions       $ -           0.05           0.05             -

- ------------------------------------------------------------------------------

The following table sets forth the character for tax purposes of CalREIT's distributions per Share of Beneficial Interest during the last five fiscal years.

                           CHARACTER OF DISTRIBUTIONS
                                FOR TAX PURPOSES

                                                   For Tax Purposes
                                                   Characterized as
                                       ----------------------------------------
                       Total
Years Ended          Per Share         Ordinary        Capital        Return of
December 31        Distributions        Income          Gains          Capital
- -----------        -------------        ------          -----          -------

    1991               $ .25             $ .25            -               -
    1992               $ .20               -              -             $ .20
    1993               $ .23               -              -             $ .23
    1994               $ .10               -              -             $ .10
    1995               $ .00               -              -               -


- ------------------------------------------------------------------------------

Item 6.        Selected Financial Data

- ------------------------------------------------------------------------------

The following represents selected financial data for California Real Estate Investment Trust for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with other financial statements and related notes included elsewhere herein.


                                                                         Year Ended December 31
                                           --------------------------------------------------------------------------------

                                                             (Amounts in thousands, except per share data)

                                                1995              1994             1993              1992             1991
                                                ----              ----             ----              ----             ----
         Operating results:
          Revenue                          $    3,535          $  4,898         $  5,453          $  5,889        $   7,182
          Operating
             Income (loss)                        437               301             (340)              823            2,111
          Net loss(1)                          (2,778)              (36)          (8,111)          (10,279)          (3,571)


        Per Share of Beneficial Interest:
          Net income (loss)                $    (0.30)         $  (0.00)        $   (.89)         $  (1.13)       $    (.39)
          Distributions                           -                 .10              .23               .20              .25

        Financial Position:
          Total assets                     $   33,532          $ 36,540         $ 42,194          $ 55,477        $  66,159
          Long-term obligations                 8,335             8,740           13,360            15,682           14,650




(1)  Includes valuation losses of $3,281; $119; $8,146; $11,609 and $5,483 for
     1995, 1994, 1993, 1992 and 1991, respectively. See Note 5 of the Notes to Consolidated Financial Statements for further discussion.

- ------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

- ------------------------------------------------------------------------------

Overview

Following is a discussion and analysis on the operations and financial results of 1995 compared with the operations and financial results of 1994 and 1993. For comparison purposes, it should be noted that the CalREIT property portfolio underwent a significant reduction in size between 1993 and 1994. At the beginning of 1993, CalREIT owned thirteen properties; however by the end of the year, with seven properties sold, the Trust owned a total of six properties. In 1994, with the sale of the Imperial Canyon Shopping Center, the number of properties owned by the

Trust was further reduced. Throughout 1995, CalREIT owned four commercial properties, one hotel and a portfolio of seven mortgage notes.

In 1994, the majority shareholder, now Peregrine, voted its shares to replace the Board of Trustees. The new Board terminated the contracts of CalREIT's then outside advisor and property manager and appointed new management. During 1994, management concentrated on stabilizing property operations and bringing note payments current. A new property management company was selected to oversee operations at the Trust's commercial properties and a hotel management company was signed to lease the hotel property. The lease arrangement had a significant impact on the reporting of income and expenses for the property. In 1995, the Board of Trustees was expanded to include the addition of two independent Trustees.

During 1995, California Real Estate Investment Trust began to implement its strategy to grow the Trust to enhance both share value and increase cash available for distribution. Management began to monetize or reposition the Trust's assets to facilitate a growth strategy through merger or acquisitions.

As part of this strategy, the Trust's four commercial properties were readied for sale. Leasing, capital and tenant improvement expenditures were approved as they related to their impact on potential sales prices. As of the end of the fiscal year 1995, Redfield Shopping Center was in escrow and the other three commercial properties were listed with real estate brokerage firms. In the first quarter of 1996, a contract for the sale of the Bekins Storage Facility was approved by the Board of Trustees. A portion of the Trust's portfolio of mortgage notes were packaged for sale, an event expected to be completed in early 1996. Because of the hotel property's limited potential and inability to service its debt, the Trust allowed foreclosure in February 1996.

Simultaneous to the activity to reposition or change the portfolio mix of its assets, the Trust attempted to acquire Peregrine's hotel portfolio. An earlier plan to swap certain assets with Peregrine did not occur, nor did the offer to purchase Peregrine's four Holiday Inns directly. As a result, management focused its efforts towards third party companies and entered into discussions with a group of hotel management companies regarding mergers and acquisitions. Should the hotel REIT concept not come to fruition, the monetization of CalREIT's assets opens up new possibilities with respect to alternative courses of action. The Trust is well-positioned to entertain any number of business opportunities.

As discussed earlier in Item 1, any recapitalization or significant transaction proposed by CalREIT will require the approval of the Board of Trustees of The Peregrine Real Estate Trust and Peregrine's Senior Lender Group.


Liquidity and Capital Resources

The Trust's liquidity and capital resources include its cash and short-term investments, long-term first and second mortgage notes and funds available through bank borrowings. At December 31, 1995, the Trust had $4,778,000 in cash; its five properties had a net book value of $17,215,000 with collateralized indebtedness against them totaling $8,335,000 or 48%. CalREIT's

$19,653,000 note portfolio is carried at a book value of $10,502,000, due to cumulative valuation write-downs of $8,048,000 and deferred gains of $1,103,000.

The primary sources of liquidity for the Trust in 1996 will be its cash on hand, cash generated from operations, interest payments on its notes, and proceeds from sales of assets. The primary demands on the Trust's capital resources will be debt service payments and funding the implementation of the hotel REIT or alternative business plan.

Management believes that its liquidity and financial resources are sufficient to meet anticipated cash requirements. The Trust's debt-to-equity ratio was 1:3 at December 31, 1995; the Trust's current ratio (cash, accounts receivable in the next 12 months and prepaid expenses divided by accounts payable and other liabilities due within the next 12 months) was in excess of 5:1.


Results of Operations

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

Funds From Operations and Funds Available for Distribution for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

    Calculation of Funds From Operations and Funds Available for Distribution
                             (Dollars in thousands)




                                                                 1995        1994        1993
                                                                 ----        ----        ----
         Net income (loss) before gain (loss)
           on foreclosure or sale of investments, valuation
           losses and extraordinary items                      $  437      $  301        (340)

         Depreciation and amortization                            662         595         847
                                                               ------      ------     -------

           Funds From Operations                                1,099         896         507

         Capital Improvements                                    (321)       (106)     (1,510)

         Loan principal payments                                 (405)        (94)        (91)
                                                               ------      ------     -------

           Funds Available for Distribution                    $  373      $  696     $    --
                                                               ======      ======     =======

Funds from Operations totaled $1,099,000 in 1995, up 23% from $896,000 in 1994, which was up 77% from $507,000 in 1993. The increases in 1995 and 1994 were a result of significant reductions in total expenses due primarily to the sales of properties and leasing the hotel to a third party. There were no cash distributions paid to shareholders in 1995 as the Trust continued to build its reserves for a potential expansion transaction; distributions paid to shareholders were $890,000 in 1994 and $2,016,000 in 1993.


Net Loss

Net loss for 1995 was $2,778,000, a substantial increase over the net loss of $36,000 for 1994. The 1994 loss was down 99% from the net loss of $8,111,000 reported in 1993. The increase in net loss in 1995 was a result of significant valuation losses recognized on the Trust's properties and mortgage notes. The reduction in net loss in 1994 from 1993 was due primarily to a substantial difference in valuation losses charged in 1994 as compared to those charged in 1993.

Operating income was $437,000 in 1995, up 45% from $301,000 in 1994, which was up 189% from a loss of $340,000 in 1993. The $136,000 increase in operating income in 1995 was primarily the result of a reduction in expenses. Early in 1994, the Imperial Canyon Shopping Center was sold at a gain to the Trust of $114,000. Recognition of deferred gain from a partial principal payment on one of the Trust's mortgage notes resulted in an additional $12,000 gain to the Trust in 1994. The total gain of $126,000 was offset by a $344,000 loss from the release of and default on two of the Trust's mortgage notes, resulting in a total loss on the sale of assets of $218,000 for 1994. In 1993, the Trust experienced an operating loss of $340,000 despite a net gain of $131,000 on the sale of three assets and the recognition of a deferred gain from a partial principal payment received on one of its mortgage notes.

Income (loss) before valuation losses and extraordinary items was $503,000 in 1995 as compared to $83,000 in 1994 and ($209,000) in 1993. In 1995, the Trust
recognized a deferred gain from a partial principal payment received on one of its mortgage notes. During the first five months of 1994, the Trust's hotel property experienced an average operating loss after debt service of $107,000 per month. With the execution of a lease with CapStar, a professional hotel management company, this amount was reduced to approximately $8,600 per month, the difference between the monthly lease payment of $20,000 and the property's monthly debt service requirement of $28,600. The lease with CapStar was renegotiated in June 1995, reducing the monthly lease payments from $20,000 to approximately $9,000; therefore, increasing the loss recorded by the Trust. In 1994 the Trust experienced a gain of $114,000 on the sale of one property and the recognition of a deferred gain from the partial principal payment on one of its mortgage notes. This was offset by a $344,000 loss from the release of and default on two of the Trust's mortgage notes. In 1995, valuation losses of $3,281,000 resulted from the write down in value of two properties and five mortgage notes. In 1994, valuation losses of $119,000 resulted from the write down of value on two properties. In 1993, the write down of value on five properties and four mortgage notes resulted in a total valuation loss of $8,146,000 for the year. In 1995 and 1994 there were no extraordinary items. During 1993, the Trust owned a property with a carrying value of $2,056,000 which was foreclosed upon by its lender which held a note for $2,300,000. As a result of this transaction, the Trust recognized a $244,000 gain on the foreclosure as an extraordinary item.


Revenue

Total revenues were $3,535,000 in 1995, down 26% from $4,787,000 in 1994, which was down 12% from $5,453,000 in 1993. The decrease reported in 1995 was the result of one less property contributing to the Trust's revenue pool, plus a decrease in collected rental revenues and interest earned. In 1994, there were eight fewer properties contributing to the Trust's revenue pool which resulted in the decrease in total revenues to the Trust from 1993 to 1994.

Rental revenue at the Trust's commercial properties was $2,093,000 in 1995, down 19% from $2,593,000 in 1994, which was down 26% from $3,501,000 in 1993. The decrease in 1995 is attributable to the absence of $196,000 in rent collected in 1994 at the Imperial Canyon Shopping Center prior to its sale, as well as a decrease of $305,000 in rents collected at Fulton Square Shopping Center and Totem Square. Virtually all of the decline in rental revenue in 1994 from 1993 is attributable to the absence of rents from seven properties that were sold in 1993 and one property sold in 1994.

Because of a change in the status of the hotel from direct management to a lease arrangement, a comparison of 1995 to 1994 revenues is not relevant. The 1995 revenues are comprised of lease revenues net of any bad debt from CapStar, the hotel management company which leased the Casa Grande Motor Inn. Prior to June 1994, the hotel property was managed directly by the Trust and all revenues and expenses were accounted for directly.

Despite improvements in operations and the implementation of a lease arrangement financially favorable to the Trust, the hotel was unable to generate sufficient revenue to cover its debt service requirements. The lease agreement was renegotiated in June 1995 and any rent receivables relating to the first five months of 1995 were written off in the third quarter. The Trust and CapStar negotiated lower rent payments due to the fact that the hotel was not generating sufficient revenues. The Trust suspended debt payments in 1995 and after a refusal by the lender to restructure debt terms, it allowed the property to be foreclosed upon in the first quarter of 1996.

As of December 31, 1995, 1994, and 1993 overall weighted occupancy levels by class of property were as follows:



        Property Type               1995           1994          1993
        -------------               ----           ----          ----
        Shopping Centers              83%            77%           85%
        Industrial Buildings         100%            98%           98%
        Hotel                         52%            42%           35%


The weighted average occupancy is calculated by multiplying the occupancy for each property by its square footage and dividing by the square footage in the portfolio.

Revenues from interest were $1,396,000 in 1995, down 17% from 1994. However, 1994 revenues were up 87% from 1993 revenues of $898,000. In 1994, the Trust recognized an additional $735,000 in interest income on one of its mortgage notes. In September 1994, this note was modified and $491,000 of accrued interest, the recognition of which had been deferred, was paid in consideration for releasing an asset from the pool of properties collateralizing the note. This event is the primary cause of the decrease of interest income in 1995 from 1994 and the increase in interest income over that of 1993.


Expenses

Total expenses were $3,098,000 in 1995, down 31% from 1994, which was down 23% from $5,793,000 in 1993.

As noted above, due to the change in the management of hotel operations a direct comparison of 1995 to 1994 results is not relevant. In 1995, hotel operating expenses decreased $763,000 attributable to the leasing of the property to a third party hotel management company. There was a decrease of $156,000 in property management fees paid by the Trust that was attributable to a change in property management companies and the lowering of the monthly property management fee from 5% to 3% of collected rents; to the absence of an additional management fee paid in 1994 to the Trust's former advisor; and to a savings of $207,000 in expenses caused by the sale of the Imperial Canyon Shopping Center. The reduction in expenses of $1,307,000 in 1994 over those of 1993 is primarily the result of the downsizing of the Trust's portfolio from thirteen to five properties.

Interest expense was $815,000 in 1995, down 22% from 1994, which was down 30% from 1993. The decrease in 1995 reflects the sale of the Imperial Canyon Shopping Center and the payoff of the note on the Fulton Square Shopping Center. The decline in 1994 from 1993 is attributable to the absence of debt on the seven properties sold in 1993 and one sold in 1994.

The non-cash depreciation charge increased 11% from 1994, which decreased 30% from 1993. The slight increase in 1995 includes amortization of certain property specific expenses. The decrease in 1994 from 1993 is attributable to the absence of seven properties sold during 1993 and one sold in 1994.

General and administrative expenses were $933,000 in 1995, up 15% from $813,000 in 1994, which were up 31% from $622,000 in 1993. CalREIT continues to be negatively impacted by its small size with respect to general and administrative expenses. As a result of certain fixed costs required to operate a public company, a disproportionate amount is currently being spent on overhead expenses and administration of the Trust. A significant benefit to an expansion of the Trust is expected to be a reduction in the percentage of revenues required to support overhead and administrative activities. While the Trust was able to lower a number of office and administrative expenses, a net increase occurred in 1995 due to the increase in certain shared administrative costs such as insurance, utilities, etc. with The Peregrine Real Estate Trust, as well as from proxy, annual report and annual meeting costs which had not been incurred in the prior year. The increase in general and administrative costs in 1994 over those of 1993 were primarily due to legal fees incurred in the election of a new Board of Trustees and to the termination of B&B Property Investment, Development and Management Company, Inc., B&B Property Investment, Inc., and North Main Street Company, asset and property management firms.

Significant Changes in the Economic Environment

Changing interest rates would not have a significant effect on the Trust's current debt obligations as they are all in place at fixed rates. However, should the Trust desire to increase its debt level or to raise equity capital in the future, an increase in interest rates would make either debt or equity capital more costly.

- ------------------------------------------------------------------------------

Item 8.   Financial Statements and Supplementary Data

- ------------------------------------------------------------------------------

Index                                                                     Page

- ------------------------------------------------------------------------------

Consolidated Financial Statements

        Reports of Independent Accountants                               17-18

        Consolidated Balance Sheets                                         19

        Consolidated Statements of Operations                               20

        Consolidated Statements of Changes in Shareholders' Equity          21

        Consolidated Statements of Cash Flows                               22

        Notes to Consolidated Financial Statements                       23-37

Schedule III - Real Estate and Accumulated Depreciation                  44-46

Schedule IV - Mortgage Loans on Real Estate                              47-48

                         [COOPERS & LYBRAND LETTERHEAD]

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Trustees
California Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of California Real Estate Investment Trust and Subsidiary Trust) as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Real Estate Investment Trust and Subsidiary at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.



                                    /s/ Coopers & Lybrand L.L.P.


Sacramento, California
March 27, 1996

                     [BURNETT UMPHRESS+KILGOUR LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
California Real Estate Investment Trust


We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1993. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules for the year ended December 31, 1993, in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of California Real Estate Investment Trust and subsidiary for the year ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Burnett, Umphress & Kilgour

Rancho Cordova, California
March 11, 1994

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                                   ----------

                                                                                1995                 1994
                                                                                ----                 ----
               ASSETS

Investments, Generally Held for Sale (1995):
    Rental properties, less accumulated depreciation of
      $2,777,000 and $2,229,000 in 1995 and 1994,
      respectively, and valuation allowances of
      $6,898,000 and $5,863,000 in 1995 and 1994,
      respectively                                                          $ 17,215,000           $ 18,391,000
    Notes receivable, net of valuation allowances and
      deferred gains of $9,151,000 and $7,182,000 in
      1995 and 1994, respectively                                             10,502,000             13,532,000
                                                                            ------------           ------------
                                                                              27,717,000             31,923,000

Cash                                                                           4,778,000              3,366,000
Receivables, net of allowance of $700,000 and $323,000
  in 1995 and 1994, respectively                                                 680,000                974,000
Other assets, net of valuation allowance of
  $310,000 in 1995 and 1994                                                      357,000                277,000
                                                                            ------------           ------------

         Total Assets                                                       $ 33,532,000           $ 36,540,000
                                                                            ============           ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Long-term notes payable, collateralized by deeds of trust
      on rental properties                                                  $  8,335,000           $  8,740,000
    Accounts payable and accrued expenses                                        209,000                 43,000
    Other liabilities                                                             81,000                 72,000
                                                                            ------------           ------------

         Total Liabilities                                                     8,625,000              8,855,000
                                                                            ------------           ------------

Shareholders' Equity:

    Shares of beneficial interest, par value $1 a share; unlimited
      authorization, 9,157,000 shares outstanding in 1995 and 1994             9,157,000              9,157,000
    Additional paid-in capital                                                55,098,000             55,098,000
    Accumulated deficit                                                      (39,348,000)           (36,570,000)
                                                                            ------------           ------------

         Total Shareholders' Equity                                           24,907,000             27,685,000
                                                                            ------------           ------------

Commitments (Note 10)

                    Total Liabilities and Shareholders' Equity              $ 33,532,000           $ 36,540,000
                                                                            ============           ============



          See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1995, 1994 and 1993

                                   ----------

                                                              1995                 1994                   1993
                                                              ----                 ----                   ----

Revenues:
    Rent                                                  $ 2,093,000           $ 2,593,000           $ 3,501,000
    Interest                                                1,396,000             1,675,000               898,000
    Hotel                                                      46,000               519,000             1,054,000
                                                          -----------           -----------           -----------
                                                            3,535,000             4,787,000             5,453,000
                                                          -----------           -----------           -----------

Expenses:
    Operating expenses                                        584,000             1,011,000             1,281,000
    Hotel operating expenses                                    8,000               771,000               896,000
    Property management                                        96,000               252,000               620,000
    Depreciation and amortization                             662,000               595,000               847,000
    Interest                                                  815,000             1,044,000             1,487,000
    General and administrative                                933,000               813,000               662,000
                                                          -----------           -----------           -----------
                                                            3,098,000             4,486,000             5,793,000
                                                          -----------           -----------           -----------

       Income (loss) before gain (loss) on
         foreclosure or sale of investments
         valuation losses and extraordinary item              437,000               301,000              (340,000)

Net gain (loss) on foreclosure or sale of
  investments                                                  66,000              (218,000)              131,000
                                                          -----------           -----------           -----------

         Income (loss) before valuation losses
           and extraordinary item                             503,000                83,000              (209,000)

Valuation losses                                            3,281,000               119,000             8,146,000
                                                          -----------           -----------           -----------

         Loss before extraordinary

           item                                            (2,778,000)              (36,000)           (8,355,000)

Extraordinary item                                                 --                    --               244,000
                                                          -----------           -----------           -----------

         Net loss                                         $ 2,778,000)          $   (36,000)          $ 8,111,000)
                                                          ===========           ===========           ===========

Net loss per share of beneficial interest                 $     (0.30)          $     (0.00           $     (0.89)
                                                          ===========           ===========           ===========




                 See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1995, 1994 and 1993

                                   ----------


                                      Shares of          Additional                      Total
                                 Beneficial Interest      Paid-in      Accumulated   Shareholders'
                                 Number      Amount       Capital        Deficit        Equity
                                 ------      ------       -------        -------        ------

Balance at January 1, 1993     9,128,000   $9,128,000   $55,064,000   $(25,454,000)   $38,738,000

Net loss                              --           --            --     (8,111,000)    (8,111,000)
Proceeds from shares issued       17,000       17,000        22,000             --         39,000
Distributions                         --           --            --     (2,055,000)    (2,055,000)
                               ---------   ----------   -----------   ------------    -----------
Balance at December 31, 1993   9,145,000    9,145,000    55,086,000    (35,620,000)    28,611,000
                               ---------   ----------   -----------   ------------    -----------


Net loss                              --           --            --        (36,000)       (36,000)
Proceeds from shares issued       12,000       12,000        12,000             --         24,000
Distributions                         --           --            --       (914,000)      (914,000)
                               ---------   ----------   -----------   ------------    -----------
Balance at December 31, 1994   9,157,000    9,157,000    55,098,000    (36,570,000)    27,685,000
                               ---------   ----------   -----------   ------------    -----------


Net loss                              --           --            --     (2,778,000)    (2,778,000)
                               ---------   ----------   -----------   ------------    -----------
Balance at December 31, 1995   9,157,000   $9,157,000   $55,098,000   $(39,348,000)   $24,907,000
                               =========   ==========   ===========   ============    ===========



          See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994 and 1993

                                   ----------

                                                                        1995          1994           1993
                                                                        ----          ----           ----
Cash flows from operating activities:
     Net (loss)                                                  $(2,778,000)   $  (36,000)   $(8,111,000)
                                                                 -----------    ----------    -----------
     Adjustments to reconcile net (loss) to net
       cash provided by operating activities:
       Depreciation and amortization                                 662,000       595,000        847,000
       (Gain) loss on foreclosure or sale of
         investments                                                 (66,000)      218,000       (375,000)
       Valuation losses                                            3,281,000       119,000      8,146,000
       Changes in assets and liabilities:
         Decrease in receivables                                     294,000       107,000        386,000
         (Increase) decrease in other assets                        (282,000)       82,000        155,000
         Increase (decrease) in accounts payable
           and accrued expenses                                      166,000       (45,000)      (609,000)
         Increase (decrease) in other liabilities                     11,000      (106,000)      (225,000)
                                                                 -----------    ----------    -----------
           Total adjustments to net (loss)                         4,066,000       970,000      8,325,000
                                                                 -----------    ----------    -----------
           Net cash provided by operating activities               1,288,000       934,000        214,000
                                                                 -----------    ----------    -----------
Cash flows from investing activities:
     Payments related to sales of rental properties                       --      (100,000)            --
     Proceeds from sale of rental properties                              --            --        848,000
     Improvements to rental properties                              (321,000)     (106,000)    (1,510,000)
     Collections on notes receivable                                 850,000       346,000      5,575,000
     Increase in notes receivable                                         --      (175,000)            --
                                                                 -----------    ----------    -----------
           Net cash provided by (used in) investing activities       529,000       (35,000)     4,913,000
                                                                 -----------    ----------    -----------
Cash flows from financing activities:
     Principal payments on long-term notes payable                  (405,000)      (94,000)       (91,000)
     Distributions paid                                                   --      (890,000)    (2,016,000)
                                                                 -----------    ----------    -----------
           Net cash used in financing activities                    (405,000)     (984,000)    (2,107,000)
                                                                 -----------    ----------    -----------
           Net increase (decrease) in cash                         1,412,000       (85,000)     3,020,000
Cash, beginning of year                                            3,366,000     3,451,000        431,000
                                                                 -----------    ----------    -----------
Cash, end of year                                                $ 4,778,000    $3,366,000    $ 3,451,000
                                                                 ===========    ==========    ===========








          See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       Organization and Summary of Significant Accounting Policies:

                                  Organization

         California Real Estate Investment Trust (the Trust or CalREIT) was organized under the laws of the State of California pursuant to a Declaration of Trust dated September 15, 1966.

         The Trust became a partner of Totem Square, L. P. (Totem), a Washington Limited Partnership in which the Trust owns a 59% interest, on November 30, 1990. The Trust also formed CalREIT Totem Square, Inc. (Cal-CORP) to act as general partner of Totem. Cal-CORP has a 1% interest in Totem, and Totem Square Associates, an unrelated party, has the remaining 40%.

         On April 14, 1994, The Peregrine Real Estate Trust (formerly Commonwealth Equity Trust) as majority shareholder owning 76% of the Trust's outstanding Shares of Beneficial Interest, voted its shares to replace the Board of Trustees. At that time, the Trust elected a new Board of Trustees all of whom were key management personnel of The Peregrine Real Estate Trust (Peregrine). Subsequently, the Board has grown to five Trustees of which two are independent. Of the three remaining Trustees, one is the Chief Executive Officer of CalREIT and was the Chief Executive Officer of Peregrine until January 1996; one is Chairman of the Board of Trustees and interim Chief Executive Officer of Peregrine and one is a former officer of CalREIT and Peregrine.

         At the end of 1995, the Trust owned a hotel and four commercial properties located in five market areas in the Western United States. The Trust also owned a mortgage note portfolio comprised of $19,653,000 in loans, with an aggregate book value of $10,502,000, bearing interest at an overall effective rate of approximately 8%. The mortgaged notes are collateralized by mortgages on real property. Most of the investments in the seven loans were originated by the Trust in connection with the disposition of Trust properties prior to 1995.

                           Principles of Consolidation

         For 1995, 1994 and 1993, the consolidated financial statements include the accounts of the Trust, Cal-CORP and Totem.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       Organization and Summary of Significant Accounting Policies, continued:

                                Rental Properties

         At December 31, 1995 and 1994, rental properties are carried at cost, net of accumulated depreciation and less a valuation allowance for possible investment losses. The Trust's valuation allowance for possible investment losses represents the excess of the carrying value of individual properties over their appraised or estimated fair value less estimated selling costs.

         The additions to the valuation allowance for possible investment losses are recorded after consideration of various external factors, particularly overbuilding in real estate markets which has a negative impact on achievable rental rates. A loss will be recorded to the extent that the amounts ultimately realized from property sales differ from those currently estimated. In the event economic conditions for real estate continue to decline, additional valuation losses may be recognized in the near term.

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

                                  Income Taxes

         The trust has elected to be taxed as a real estate investment trust and as such, is not taxed on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its real estate trust taxable income is distributed and that the Trust meets certain other REIT requirements. Due to federal and California tax net operating loss

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       Organization and Summary of Significant Accounting Policies, continued:

                             Income Taxes, continued

         carryforwards (NOLs), the Trust does not have taxable income for the year ended December 31, 1995. The Trust has federal and California NOLs as of December 31, 1995 of approximately $11,375,000 and $2,009,000, respectively. Such NOLs expire through 2009 for federal and 2004 for California.

         Due to prior year ownership change related to Peregrine's bankruptcy, NOLs are limited for both federal and California to approximately $1,700,000 annually. Any unutilized portion of such annual limitation can be carried forward to future periods.

                                      Cash

         The Trust invests its cash in demand deposits with banks with strong credit ratings. Bank balances in excess of federally insured amounts totaled $4,577,000 and $4,299,000 as of December 31, 1995 and 1994,
         respectively. The Trust has not experienced any losses on these deposits.

                              Sales of Real Estate

         The Trust complies with the provisions of Statement of Financial Accounting Standards No. 66 (SFAS 66), "Accounting for Sales of Real Estate." Accordingly, the recognition of gains on certain transactions are deferred until such transactions have complied with the criteria for full profit recognition under the Statement. The Trust had deferred gains of $1,103,000 and $1,169,000 at December 31, 1995 and 1994,
         respectively.

                           Interest Income Recognition

         The Trust recognizes interest income on notes receivable when it is estimated that the fair value of the collateral related to the note is adequate.

                             Risks and Uncertainties

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       Organization and Summary of Significant Accounting Policies, continued:

                       Risks and Uncertainties, continued

         liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         Impairment of Long-Lived Assets

         In 1995, Statement of Financial Accounting Standards No. 121 (SFAS
         121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. This statement requires that companies review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the fair value of the asset, the company must recognize an impairment loss. After an impairment is recognized, the reduced carrying amount of the asset shall be accounted for as its new cost. For a depreciable asset, the new cost shall be depreciated over the asset's remaining useful life. Long-lived assets to be disposed of shall be reported at the lower of carrying amount or fair value less cost to sell. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Trust has elected to implement SFAS 121 in 1996 and expects that the pronouncement will have no material effect on financial position or results of operations.

                            Stock-Based Compensation

         In 1995, Statement of Financial Accounting Standards No. 123 (SFAS
         123), "Accounting for Stock-Based Compensation" was issued. This statement requires either recognition or disclosure of a hypothetical charge for stock options. SFAS 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. This statement is effective for transactions entered into after December 15, 1995. The Trust does not intend to record this hypothetical charge for stock options, but will instead provide required disclosure in 1996.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       Organization and Summary of Significant Accounting Policies, continued:

                               Net Loss Per Share

         Net loss per share of beneficial interest is based upon the weighted-average number of shares of beneficial interest outstanding. Shares of beneficial interest equivalents were anti-dilutive for the three years ended December 31, 1995. The weighted average number of shares of beneficial interest and earnings per share of beneficial interest are as follows:


                                                 1995             1994             1993
                                                 ----             ----             ----
Weighted average shares of
   beneficial interest                      9,156,970        9,150,596        9,138,480
                                        =============    =============    =============

Loss per share of beneficial interest
   before extraordinary item            $      (0.30) $         (0.00)    $        (.92)

Extraordinary item                               --                --               .03
                                        -------------    -------------    -------------

       Total                            $      (0.30)    $       (0.00)   $        (.89)
                                        ============     =============    =============


                                Reclassifications

         Certain reclassifications have been made in the presentation of the 1994 and 1993 financial statements to conform to the 1995 presentation.


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

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

2.       Related-Party Transactions, continued:

         Compensation to B & B and B & B Property was $156,000, and $1,042,000 during 1994 and 1993 respectively. Certain disputes between the Trust, B & B and B & B Property arising from the Trust's termination of B & B's and B & B Property's advisory and management agreements were settled in May 1994 for $60,000. No payments were made to B & B and B & B Property in 1995.

         Prior to 1994, the Trust entered into a management agreement with North Main Street Company (North Main), a company owned by the President and Chairman of the Board of the Trust's former advisor, B & B, to manage the Trust's hotel. Pursuant to that agreement, the Trust incurred management fees of $16,000 in 1994. The Trust also terminated that agreement with North Main in 1994 and leased the hotel property to an unrelated third party, a professional hotel management company which operates lodging facilities nationally.

         The Trust and Peregrine are both self-administered. However, they share certain costs, including personnel costs, for which the Trust reimburses Peregrine pursuant to a cost allocation agreement based on each Trust's respective asset values (real property and notes receivable) that is negotiated annually. During 1995, reimbursable costs charged to the Trust by Peregrine approximated $435,000. This amount was partially offset against $202,000 (net of valuation allowances of $141,000) which was recorded as due from Peregrine at December 31, 1994.

         At December 31, 1995, the Trust had $45,000 due to Peregrine pursuant to the cost allocation agreement.


3.       Rental Properties:

         At December 31, 1995 and 1994, the Trust's rental property portfolio at cost included shopping centers, $13,018,000 and $12,705,000; industrial buildings, $7,395,000 and $7,326,000; and hotel property of $6,477,000 and $6,452,000, respectively.

         Noncancellable operating leases at December 31, 1995, provide for minimum rental income during each of the next five years of $1,683,000, $1,389,000, $779,000, $663,000 and $369,000, respectively, and $450,000 thereafter. Certain of the leases increase periodically based on changes in the Consumer Price Index.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

3.       Rental Properties, continued:


         One rental property with a carrying value of $3,104,000 at December 31, 1995 is subject to a purchase option exercisable in 1997 on the part of the lessee. Exercise price as determined by the related agreement is greater than the carrying value of the property as of December 31, 1995.


         The Trust's hotel property, with a carrying value of $3,182,000 at December 31, 1995, was returned to the lender through foreclosure proceedings in February 1996. No gain or loss was recorded on the foreclosure of the Casa Grande Motor Inn.

4.       Notes Receivable:

         In order to facilitate sales of real estate, the Trust has accepted partial payment in the form of notes receivable collateralized by deeds of trust. As of December 31, 1995 and 1994, the Trust had long-term notes receivable, collateralized by deeds of trust, of (before valuation allowances and deferred gains) $19,653,000 and $20,714,000, respectively. Generally the notes are collateralized by real estate properties in California and Arizona.

         The notes are to be repaid from the cash flow of the property or proceeds from the sale or refinancing of the properties. At December 31, 1995, one note of $2,071,000 was delinquent, against which the Trust had recorded an allowance of $496,000. Interest income recognized by the Trust on the delinquent note was $245,000, $212,000 and $0 for the years ended December 31, 1995, 1994 and 1993, respectively. Cash received on the note was $245,000, $212,000 and $135,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Contractually scheduled principal collections over the next five years, excluding delinquent notes, are as follows:

                          1996                $   908,000
                          1997                     51,000
                          1998                    731,000
                          1999                     34,000
                          2000                     37,000
                          Thereafter           15,821,000
                                               ----------
                                              $17,582,000
                                              ===========


         The notes bear interest at rates ranging from 7.63% to 16% as of December 31, 1995. For the year ended December 31, 1995, the overall effective rate was approximately 8%.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

5.       Valuation Allowances:


         Based on a review of its investments, the Trust has provided for valuation allowances as set forth below. Adverse economic factors, particularly overbuilt real estate markets which caused a decline in lease renewal rates, were the primary causes of these valuation losses. If such adverse economic factors continue, additional valuation loss provisions may be required in the near term.

         At December 31, 1995, the Trust is monetizing its assets, principally investments, and accordingly, has written down such assets to fair value, less estimated selling costs, as generally all investments are held for sale.


         Analysis of changes in the allowance for possible losses on real estate investments, notes receivable, and rents and interest receivable for 1995, 1994 and 1993 follow:

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


5.       Valuation Allowances, continued:

                                                                            1995             1994              1993
                                                                            ----             ----              ----
           Rental Properties

           Allowance for valuation losses
           on rental property investments:


                Beginning balance                                    $ 5,863,000       $8,674,000       $11,274,000
                Provision for valuation losses                         1,035,000           69,000         4,330,000
                Amounts charged against allowance

                 for valuation losses                                         --       (2,880,000)       (6,930,000)
                                                                     -----------       ----------        ----------


                 Ending balance                                      $ 6,898,000       $5,863,000       $ 8,674,000
                                                                      ==========        =========         =========



           Notes Receivable

           Allowance for valuation losses and deferred gains on notes receivable:

               Beginning balance                                      $7,182,000       $7,442,000       $ 4,377,000
               Provision for valuation losses                          2,246,000               --         2,859,000
               Deferred gains on notes and other, net                    (66,000)         (12,000)        1,181,000
               Amounts charged against allowance
                 for valuation losses                                   (211,000)        (248,000)         (975,000)
                                                                       ---------        ---------         ---------

                 Ending balance                                       $9,151,000       $7,182,000       $ 7,442,000
                                                                      ==========        =========         =========


           Rents and Interest Receivable

           Allowance for bad debt losses on rents and interest receivable:

               Beginning balance                                      $  323,000       $  233,000       $   349,000
               Provision for losses                                      873,000          183,000           233,000
               Amounts charged against allowance
                 for losses                                             (496,000)         (93,000)         (349,000)
                                                                    ------------     ------------       -----------

                 Ending balance                                       $  700,000       $  323,000       $   233,000
                                                                    ============     ============     =============


         In addition, the Trust has established an allowance for valuation losses on other assets in the amount of $310,000 at December 31, 1995 and 1994.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

6.       Long-Term Notes Payable:


         As of December 31, 1995 and 1994, the Trust had long-term notes payable (Notes) of $8,335,000 and $8,740,000 respectively, most of which were collateralized by deeds of trust on rental properties with an aggregate net book value of $11,181,000 and $14,321,000 at December 31, 1995 and 1994, respectively. These notes are due in installments extending to the year 2012 with interest rates ranging from 8% to 10.75%. At December 31, 1995, $3,089,000 of such notes bearing interest at a default rate of 18%, related to the Casa Grande Motor Inn which was foreclosed upon in February 1996 was delinquent. Contractually scheduled principal payments during each of the next five years, excluding delinquent notes, are $4,331,000, $35,000, $39,000, $43,000 and $38,000, respectively, and $760,000 thereafter. The note on the Totem Square Shopping Center of $4,294,000 is due April 1, 1996. The Trust has received a one month extension from the lender under the same terms and conditions as the existing agreement. The Trust anticipates receiving a twelve month extension of this loan in the near future.


7.       Distributions:

         Cash distributions were made per share of beneficial interest in 1994 and 1993 were classified for Federal income tax purposes as follows:


                                                                   1995             1994         1993
                                                                   ----             ----         ----

                  Ordinary income                                   - %              - %          - %
                  Capital gains income                              - %              - %          - %
                  Return of capital                                 - %             100%          100%
                                                                  ---               ---           ---
                                                                    - %             100%          100%
                                                                  ====              ===           ===

                  Total distributions per share                  $0.00            $0.10         $0.23
                                                                 =====            =====         =====



8.       Stock Option Plans:


         In November of 1995, the Board of Trustees approved two stock option plans (Plans) which may be submitted to shareholders for ratification at the 1996 Annual Meeting of Shareholders. Options may not be granted until the plans are approved by the Shareholders.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

8.       Stock Option Plans, continued:


         The Plans provide the members of the Board of Trustees (Plan I) and certain employees and independent contractors (Plan II) an opportunity to purchase Shares of Beneficial Interest. The aggregate number of Shares of Beneficial Interest which may be issued upon exercise of all Options granted under Plan I and Plan II shall not exceed 500,000 and 500,000, respectively.

         Under the terms of Plan I, options may be granted to members of the Board of Trustees who are not full time employees or officers of the Trust or Peregrine. The option price granted under Plan I shall be the fair market value of the Shares of Beneficial Interest on the Grant Date. On the effective date, each participant shall be granted an initial option to purchase 100,000 Shares of Beneficial Interest. Thereafter, each participant whose commencement of service is after the Effective Date shall be granted an initial option to purchase 100,000 Shares of Beneficial Interest as of the date of the participant's commencement of service. Each participant shall also be granted additional options to purchase 10,000 Shares of Beneficial Interest on each anniversary of the grant date of the initial option.

         Under the terms of Plan II, options may be granted to certain key employees of the Trust and Peregrine, including officers and trustees who are employees of Peregrine, Trustees who are also Trustees of Peregrine, and consultants and advisors to the Trust. Options may be granted in any of the following forms: Incentive Stock Options, Nonqualified Stock Options or any combination of Incentive Stock Options and Nonqualified Stock Options. The Stock Option Committee has the authority and discretion in fixing the option price for Nonqualified Stock Options. The option price for Incentive Stock Options shall be not less than 100% of the Fair Market Value of the shares on the date of grant. Each option agreement shall state the number of shares and the option price.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

9.       Statements of Cash Flows Supplemental Information:

         In connection with the sale of property, the Trust entered into various non-cash transactions as follows:


                                                                            1995             1994              1993
                                                                            ----             ----              ----


              Sales price                                      $              --        4,423,000      $ 12,515,000
              Notes receivable                                                --               --        (9,367,000)
              Notes payable assumed by buyer and
                other liabilities applied to sales

                price                                                         --       (4,523,000)       (2,300,000)
                                                                ----------------       ----------        ----------

              Cash (paid) received                            $               --     $   (100,000)   $      848,000
                                                                 ===============       ==========      ============

              Cost of property sold                           $               --     $  8,084,000    $   21,631,000
                                                                 ===============        =========        ==========


         In 1993, the Trust allowed foreclosure on a note payable secured by a deed of trust. The sales price of $2,300,000 represents the value of the note payable relieved in connection with this foreclosure in 1993.

         Distributions were made as follows:

                                                                            1995            1994            1993
                                                                            ----            ----            ----

              Total distributions                             $               --        $ 914,000       $ 2,055,000
              Distributions reinvested                                        --          (24,000)          (39,000)
                                                                  --------------          -------     -------------
              Distributions paid in cash                      $               --        $ 890,000       $ 2,016,000
                                                                 ===============          =======         =========



        In 1993, the Trust modified the terms of its note receivable on Redfield Commerce Center, 7950 E. Redfield Road in Scottsdale, Arizona. As a provision of the modification, $48,000 of accrued interest was added to the principal amount of the note.

        Interest paid on the Trust's outstanding debt for 1995, 1994, and 1993 was $730,000, $1,121,000 and $920,000 respectively.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


10.      Commitments:

         The Trust is obligated under a land lease to the year 2033. The minimum annual payment under the lease for each of the next five years is $69,000, and, in the aggregate, $2,277,000, thereafter. Total ground lease expense was $57,000, $75,000 and $63,000 for 1995, 1994 and 1993,
         respectively.

         During 1995, the Trust entered into a three year non-cancellable operating lease for office facilities. At December 31, 1995, future minimum lease payments under the non-cancellable operating lease are $35,000, $40,000 and $10,000. Rent expense under the operating lease was $30,000 in 1995.

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


         The estimated fair value of the Trust's financial instruments, including cash, notes receivable, rents and other receivables and long-term notes payable, at December 31, 1995, is approximately the same as their carrying amounts.


12.      Minority Interest:

         The Trust has a 60% ownership interest in Totem, its subsidiary. Totem's net losses have exhausted the minority shareholder's equity interest. On the consolidated statement of operations, no minority interest in the subsidiary's net loss is recorded for 1995, 1994 or 1993. In the event that future income is generated from the subsidiary, the Trust will have first rights to the income to the extent of the minority shareholder's accumulated deficit in the subsidiary.

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

14.      Selected Quarterly Financial Data (Unaudited):


                                                                           Quarter Ended

                                                  March 31        June 30          September 30         December 31
                                                  --------        -------          ------------         -----------

1995

          Revenues                            $    879,000     $ 836,000          $    942,000       $      878,000

          Gain on fore-
            closure or sale of
            investments, net                  $     66,000     $       -           $         -       $          -


          Net income (loss)                   $    242,000    $   44,000          $    100,000       $  (3,164,000)(1)

Net income (loss) per share                   $       0.03    $     0.00          $       0.01       $       (0.34)


1994

       Revenues                               $  1,131,000    $  780,000          $  1,353,000       $   1,523,000

       Gain (loss) on fore-
         closure or sale of
         investments, net                     $         -     $  114,000          $   (344,000)      $      12,000

       Net income (loss)                      $     (1,000)   $ (328,000)         $    341,000       $    ( 48,000)(2)

       Net income (loss) per share            $      (0.00)   $    (0.04)         $       0.04       $       (0.00)

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


14.      Selected Quarterly Financial Data (Unaudited), continued:

1993

       Revenues                             $ 1,604,000       $1,163,000        $    1,154,000        $  1,532,000

       Gain (loss) on fore-
         closure or sale of

         investments, net                  $     19,000      $   244,000         $      46,000        $   (178,000)

       Net income (loss)                   $     (5,000)     $   480,000         $     116,000        $ (8,702,000)(3)

       Net income (loss) per share         $      (0.00)     $      0.05         $        0.01   $          (0.95)

       (1)  Includes $3,281,000 in valuation losses.
       (2)  Includes $119,000 in valuation losses.
       (3)  Includes $8,146,000 in valuation losses.

- ------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

- ------------------------------------------------------------------------------

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

- ------------------------------------------------------------------------------

                                    PART III

==============================================================================

Item 10. Trustees and Executive Officers

- ------------------------------------------------------------------------------


The Board of Trustees consists of five persons:



              Name                          Age           Office

              Frank A. Morrow               56            Chairman of the Board of Trustees and CEO
              Juliana Bancroft              47            Trustee
              Arnold E. Brown               48            Trustee
              John McMahan                  58            Trustee
              Elliot G. Steinberg           58            Trustee

Arnold Brown is a former officer of the Trust. John McMahan serves as Chairman of the Board of Trustees and interim Chief Executive Officer of Peregrine. Juliana Bancroft and Elliot G. Steinberg are independent Trustees.

There were no arrangements or understandings between any Trustee and any other person pursuant to which the Trustee was selected as a Trustee. There are no family relationships among any of the Trustees. The five Trustees will be candidates for re-election at the Annual Meeting of Shareholders when their term expires in June 1996.

The principal occupations and affiliations of the Trustees are as follows:

Frank A. Morrow, Chairman and Chief Executive Officer. Mr. Morrow has been active in the real estate industry for over 25 years. As an independent advisor and business consultant, he has worked for several real estate companies as a turnaround specialist and workout expert. Other assignments have included due diligence investigations, stepping in as senior management in times of crisis, and multi-site real estate portfolio management. Mr. Morrow has had considerable experience in the acquisition, financing, leasing, management and sale of single as well as multiple assets. For a number of years, he served as the Managing Director of Real Estate for Stanford University and as Senior Vice President for the Boise Cascade Urban Development Corporation. Prior to his business career, Mr. Morrow served nine years in the U.S. Navy as an aviator and test pilot. He graduated from the U.S. Naval Academy and in 1971 received an MBA degree from Stanford University.

Juliana Bancroft, Independent Trustee. Ms. Bancroft is an independent consultant to the hospitality industry. Prior to this she served as a vice president and a regional director with Kimpton Hotel and Restaurant Group headquartered in San Francisco. The Kimpton Group is the largest developer and operator of independent hotels and restaurants on the West Coast. During this period, among other responsibilities, Ms. Bancroft worked as a project manager on seven construction and redevelopment projects. She also has owned and operated her own firm in which she acquired, financed, rehabilitated and sold residential properties in Southern California. She has also been a principal in the investment banking firm of Bancroft, Garcia & Lavell, Inc. which secured more than $2 billion in real estate financing through the tax-exempt bond markets. Ms. Bancroft graduated from the University of Wisconsin with a B.S. degree in 1971 and from the University of Oregon with an M.S. degree in 1975.


Arnold E. Brown, Trustee. Mr. Brown has over 20 years experience in real estate finance and investment. He is a Certified Public Accountant and previously served as a partner of the international accounting and consulting firm of Grant Thornton, where he was one of eight members of that firm's U. S. Real Estate Task Force. Since 1983, Mr. Brown has been in the private real estate investment and advisory service. Through his company, Brown Partners Ltd., he has acted as a principal or intermediary in numerous real estate transactions and has advised real estate investment companies on financial restructuring and real estate securities valuation matters. Mr. Brown served as the Chief Financial Officer of CalREIT from April 1994 through September 1995. He graduated from the Wharton School of the University of Pennsylvania in 1969 and received an MBA degree from Stanford University in 1971.


John McMahan, Trustee. Mr. McMahan is President of The McMahan Group, a San Francisco-based real estate management consulting firm founded in 1994. Mr. McMahan also served as the Chief Executive Officer of Mellon/McMahan Real Estate Advisors, Inc. which grew into one of the country's largest real estate investment advisors. He also teaches advanced real estate courses at the Haas Graduate School of Business at the University of California at Berkeley. Mr. McMahan has published many articles on real estate investment and has been active in several national real estate organizations including the National Association of Real Estate Investment Trusts. Mr. McMahan graduated from the University of Southern California and received an MBA degree in 1961 from the Harvard Graduate School of Business. He serves on the boards of two other real estate companies and was the former chairman of the National Association of Real Estate Investment Managers.


Elliot G. Steinberg, Independent Trustee. Mr. Steinberg is a managing partner of Sunrise Creek, a company engaged in real estate development, and a managing partner of W.S. Ventures, a private investment partnership in emerging growth companies. Mr. Steinberg has also served as corporate vice president and general counsel to Itel Corporation and was a founder and senior partner of the San Francisco law firm of Flynn & Steinberg specializing in real estate, banking, taxation and business planning. He was an editor of the Journal of Taxation of Investments and is the co-author of several books. Mr. Steinberg received his undergraduate degree at the University of California Berkeley in 1961, attended the London School of Economics through 1961, and, in 1964 received his JD degree from the Boalt Hall School of Law at the University of California at Berkeley. Mr. Steinberg serves on the Boards of Directors of BioFactors, Inc., Ganson Ltd. and Cege Co. Ltd. He was formerly a director of Kimco Hotel Management Company.

- ------------------------------------------------------------------------------

Item 11. Executive Compensation

- ------------------------------------------------------------------------------


The Trust has no employees. Pursuant to a cost allocation agreement discussed in
Item 13, Frank A. Morrow, the Chairman and CEO of the Trust, indirectly received cash compensation of approximately $72,000 during 1995 and $64,000 during 1994. Arnold E. Brown, former CFO of the Trust, received cash compensation of approximately $32,000 during 1995 and $20,400 during 1994.

The following table lists the cash compensation of the Trustees of the Trust for 1995:

          Name of Individual or                       Capacities in                        Cash
       Number of Persons in Group                     which served                     Compensation
       --------------------------                     -------------                    ------------

        Current Trustees                              Trustees                           $74,000
           non-management
           as a group (three people)


Each non-management Trustee is paid $5,000 per quarter; $1,000 for each in-person Trustee meeting; and $500 per conference call. The two members of the Nominating Committee and the Compensation Committee each receive $500 per special meeting.


- ------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management

- ------------------------------------------------------------------------------


Listed below are those shareholders known to the Trust as of March 1996 to be the beneficial owner or the member of a group which is the beneficial owner of more than five percent of the Trust's shares of beneficial interest (9,156,970 total), as well as shares owned by Trustees.



                           Name and Address                            Amount and Nature                    Percent
Title of Class             of Beneficial Owner                         of Beneficial Ownership             of Class
- --------------             ------------------                          -----------------------             --------
Shares of                  The Peregrine Real Estate Trust
   Beneficial Interest     1300 Ethan Way, Suite 200

                           Sacramento, CA  95825                                 6,959,593                 76.0%

                           John McMahan, Trustee                                    10,000                   --

- ------------------------------------------------------------------------------

Item 13.          Certain Relationships and Related Transactions

- ------------------------------------------------------------------------------


Peregrine owns 76% of the shares of the Trust. John McMahan, Chairman and Interim Chief Executive Officer and Trustee of Peregrine, is also a Trustee of CalREIT. Both the Trust and Peregrine are self-administered; however, they share certain costs, including personnel costs, for which the Trust reimburses Peregrine pursuant to a cost allocation agreement based on each trust's respective asset values (real property and notes receivable).

- ------------------------------------------------------------------------------

                                     PART IV

==============================================================================

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

- ------------------------------------------------------------------------------


(a) (1)           Financial Statements                                                                      Page
- -------           --------------------                                                                      ----

                  Included in Part II of this report:

                  Reports of Independent Accountants                                                       17-18

                  Consolidated Balance Sheets at December 31, 1995 and 1994                                   19

                  Consolidated Statements of Operations, Years Ended December 31,

                           1995, 1994 and 1993                                                                20

                  Consolidated Statements of Changes in Shareholders' Equity,

                           Years Ended December 31, 1995, 1994 and 1993                                       21

                  Consolidated Statements of Cash Flows, Years Ended

                           December 31, 1995, 1994 and 1993                                                   22

                  Notes to Consolidated Financial Statements                                               23-27

(a) (2)           Consolidated Financial Statement Schedules and Exhibits
- -------           -------------------------------------------------------
                  Schedule III - Real Estate and Accumulated Depreciation                                  44-46

                  Schedule IV - Mortgage Loans on Real Estate                                              47-48


The statements and schedules referred to above should be read in conjunction with the consolidated financial statements and notes thereto included in Part II of this Form 10-K. Schedules not included in this section have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a) (3)           List of Exhibits

(a) (4)           Report on Form 8-K

The Trust filed no reports on Form 8-K during the quarter ended December 31, 1995.

- --------------------------------------------------------------------------------
CALIFORNIA REAL ESTAT INVESTMENT TRUST AND SUBSIDIARY
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995          Page 1 Part A
- --------------------------------------------------------------------------------

                   Column A                             Column B                 Column C                        Column D
- ------------------------------------------------      ------------      ---------------------------   ------------------------------

                                                                                                      Cost Capitalization Subsequent
                                                                        ...Initial Cost to Trust...    .......to Acquisition.......
                                                                                        Buildings,
                                                                                       Improvements
                                                                                       and Personal
                  Description                         Encumbrances        Land           Property      Improvements   Carrying Cost
                  -----------                         ------------        ----           --------      ------------   -------------
SHOPPING CENTERS:

 Fulton Square, Sacramento, California                 $       --          Leased        3,536,000         82,000         None
 Totem Square, Kirkland, Washington                     4,334,000       3,175,000        5,793,000        432,000         None
                                                       ----------       ---------       ----------      ---------

Total shopping centers                                  4,334,000       3,175,000        9,329,000        514,000
                                                       ----------       ---------       ----------      ---------


INDUSTRIAL BUILDINGS:

 Redfield Commerce Center, Scottsdale, Arizona                 --         580,000          899,000        171,000         None
 Bekins Storage Facility, Pasadena, California                 --       1,410,000        4,305,000         30,000         None
                                                       ----------       ---------       ----------      ---------

Total industrial buildings                                     --       1,990,000        5,204,000        201,000
                                                       ----------       ---------       ----------      ---------

HOTELS:
 Casa Grande Motor Inn, Aroyo Grande, California        3,089,000       1,289,000        3,911,000      1,277,000         None
                                                       ----------       ---------       ----------      ---------

Total hotels                                            3,089,000       1,289,000        3,911,000      1,277,000
                                                       ----------       ---------       ----------      ---------

Total Investment in Real Estate                        $7,423,000       6,454,000       18,444,000      1,992,000
                                                       ==========       =========       ==========      =========

- --------------------------------------------------------------------------------
CALIFORNIA REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995          Page 1 Part B
- --------------------------------------------------------------------------------

                      Column A                         Column E                                           Column F
                                                      ------------------------------------------------  ------------

                                                                   Gross Amount at Which
                                                             ....Carried at Close of Period....

                                                                                 Valuation
                                                                  Buildings and    Write                Accumulated
                     Description                         Land     Improvements    Down (2)  Total (1)   Depreciation
                     -----------                         ----     ------------    --------  ---------   ------------
SHOPPING CENTERS:

 Fulton Square, Sacramento, California                $   Leased    3,618,000      944,000   2,674,000     467,000
 Totem Square, Kirkland, Washington                    3,175,000    6,225,000      604,000   8,796,000     797,000
                                                      ----------   ----------    ---------  ----------   ---------

Total shopping centers                                 3,175,000    9,843,000    1,548,000  11,470,000   1,264,000
                                                      ----------   ----------    ---------  ----------   ---------


INDUSTRIAL BUILDINGS:

 Redfield Commerce Center, Scottsdale, Arizona           580,000    1,070,000      542,000   1,108,000     385,000
 Bekins Storage Facility, Pasadena, California         1,410,000    4,335,000    1,838,000   3,907,000     803,000
                                                      ----------   ----------    ---------  ----------   ---------

Total industrial buildings                             1,990,000    5,405,000    2,380,000   5,015,000   1,188,000
                                                      ----------   ----------    ---------  ----------   ---------

HOTELS:
 Casa Grande Motor Inn, Aroyo Grande, California (3)   1,289,000    5,188,000    2,970,000   3,507,000     325,000
                                                      ----------   ----------    ---------  ----------   ---------

Total hotels                                           1,289,000    5,188,000    2,970,000   3,507,000     325,000
                                                      ----------   ----------    ---------  ----------   ---------

Total Investment in Real Estate                       $6,454,000   20,436,000    6,898,000  19,992,000   2,777,000
                                                      ==========   ==========    =========  ==========   =========

                      Column A                          Column G    Column H     Column I
                                                      ------------  --------  ---------------


                                                                               Life on Which
                                                                              Depreciation in
                                                                               Latest Income
                                                        Date of       Date     Statement is
                     Description                      Construction  Acquired     Computed
                     -----------                      ------------  --------     --------
SHOPPING CENTERS:

 Fulton Square, Sacramento, California                      1980      5/91       40 Years
 Totem Square, Kirkland, Washington                         1981     11/90       40 Years


Total shopping centers



INDUSTRIAL BUILDINGS:

 Redfield Commerce Center, Scottsdale, Arizona              1983      5/88       30 Years
 Bekins Storage Facility, Pasadena, California         1915/1988      7/88       40 Years


Total industrial buildings


HOTELS:
 Casa Grande Motor Inn, Aroyo Grande, California (3)        1984      9/92       40 Years


Total hotels


Total Investment in Real Estate





(1) Represents total cost of assets after valuation allowance.

(2) The Trust establishes allowances for possible investment losses which represent the excess of the carrying value of individual properties over their appraised or estimated fair value less costs to sell. Adverse economic factors, particularly overbuilt real estate markets resulting in declining lease renewal rates, were the primary causes of valuation allowances.

(3) Property was returned to the lender due to foreclosure in February 1996.

- --------------------------------------------------------------------------------
CALIFORNIA REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
- --------------------------------------------------------------------------------

Reconciliation of total real estate carrying values for the three years ended
  December 31, 1995, 1994 and 1993 are as follows:

                                               1995          1994          1993
                                               ----          ----          ----
ASSET RECONCILIATION:
  Balance, beginning of year               $20,620,000    25,787,000    43,308,000

  Additions:
    Improvements                               407,000       106,000     1,510,000
    Valuation losses on properties sold             --     2,880,000     6,930,000

  Deductions:
    Cost of property sold/disposed                  --    (8,084,000)  (17,456,000)
    Cost of property surrendered
      in foreclosure                                --            --    (4,175,000)
    Valuation losses                        (1,035,000)      (69,000)   (4,330,000)

                                           -----------    ----------    ----------

  Balance, end of year                     $19,992,000    20,620,000    25,787,000
                                           ===========    ==========    ==========



ACCUMULATED DEPRECIATION
  RECONCILIATION:
  Balance, beginning of year               $ 2,229,000     2,520,000     3,875,000

  Additions:
    Depreciation                               548,000       593,000       841,000

  Deductions:
    Accumulated depreciation on
      real estate sold                              --      (884,000)   (1,615,000)
    Accumulated depreciation on
      property surrendered in foreclosure           --            --      (581,000)
                                           -----------    ----------    ----------

  Balance, end of year                     $ 2,777,000     2,229,000     2,520,000
                                           ===========    ==========    ==========

- --------------------------------------------------------------------------------
CALIFORNIA REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Notes Receivable Collateralized by
              Deeds of Trust)
DECEMBER 31, 1995
- --------------------------------------------------------------------------------

           Column A                  Column B   Column C               Column D                 Column E
           --------                  --------   --------               --------                 --------


                                                 Final
                                     Interest   Maturity                                          Prior
          Description                  Rate       Date          Periodic Payment Terms            Liens
          -----------                  ----       ----          ----------------------            -----
FIRST DEEDS OF TRUST:
   Office Building, Phoenix,
     Arizona                             8.00%    1996    Monthly interest only payments         N/A
   Office/Commercial Building,
     Phoenix, Arizona                    8.00%    2000    Monthly 5% interest only payments      N/A
   Retail Building, Tempe
     Arizona                             9.50%    2012    Monthly principal and interest
                                                            payments of $9,249                   N/A
SECOND DEEDS OF TRUST:
   Commercial Building, Pacheco,
     California                          9.25%    1998    Monthly interest only payments         2,190,000
   Office/retail complex, Fountain                        50% of excess cash flows applied to
     Valley, California                  7.63%    2014      interest and then principal          6,623,000
   Office/warehouse complex,        10.00% to
     Sunnyvale, California              16.00%    1989    Monthly interest only payments           850,000
   Commercial Building, Tempe
     Arizona                             8.00%    2000    Monthly 4% interest only payments        913,000

                                                                                               -----------

                                                                                               $10,576,000
                                                                                               ===========

           Column A                  Column F               Column G                   Column H
           --------                  --------    -------------------------------       --------

                                                 Valuation Write    Carrying      Principal Amount of
                                    Face Amount     Downs and       Amount of       Loans Subject to
                                     of Notes       Deferred          Notes       Delinquent Principal
          Description               Receivable      Gains (2)     Receivable (1)      or Interest
          -----------               ----------      ---------     --------------      -----------
FIRST DEEDS OF TRUST:
   Office Building, Phoenix,
     Arizona                            861,000       254,000          607,000              None
   Office/Commercial Building,
     Phoenix, Arizona                 8,248,000     2,084,000        6,164,000              None
   Retail Building, Tempe
     Arizona
                                        913,000                        913,000              None
SECOND DEEDS OF TRUST:
   Commercial Building, Pacheco,
     California                         746,000       190,000          556,000              None
   Office/retail complex, Fountain
     Valley, California               6,454,000     5,888,000          566,000              None
   Office/warehouse complex,
     Sunnyvale, California            2,071,000       496,000        1,575,000         2,071,000
   Commercial Building, Tempe
     Arizona                            360,000       239,000          121,000              None

                                    -----------    ----------      -----------

                                    $19,653,000    $9,151,000      $10,502,000
                                    ===========    ==========      ===========


(1) Represents carrying amount of notes after valuation allowance and deferred gains.

(2) The Trust establishes allowances for possible investment losses which represent the excess of the face amount of the note over the appraised or estimated fair value less costs to sell of the note. In addition, deferred gains have been recorded against notes receivable when required under SFAS 66 (Note 1). Such write downs in no way limit the obligation of the borrower to comply with the terms of the note.

- -------------------------------------------------------------------------------
CALIFORNIA REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
- -------------------------------------------------------------------------------


A summary of activity for note receivable collateralized by deeds of trust for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                     1995               1994               1993
                                                 ------------       ------------       ------------
Balance, beginning of year                       $ 13,532,000         14,036,000         13,024,000

      Additions:
          New loans                                      --              175,000         10,578,000
          Deferred interest added to
            principal balance                            --                 --               49,000
          Recognition of deferred gain                 66,000             12,000             26,000


      Deductions:
          Collections from notes receivable          (850,000)          (346,000)        (5,575,000)
          Deferred gain on notes
            receivable                                   --                 --           (1,207,000)
          Write off of notes receivable                  --             (345,000)              --
          Valuation losses on notes
            receivable                             (2,246,000)              --           (2,859,000)

                                                 ------------       ------------       ------------

      Balance, end of year                       $ 10,502,000         13,532,000         14,036,000
                                                 ============       ============       ============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 31, 1996                                           /s/Frank A. Morrow
- --------------                                           -----------------------
Date                                                     Frank A. Morrow
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 31, 1996                                           /s/Frank A. Morrow
- --------------                                           -----------------------
Date                                                     Frank A. Morrow
                                                         Chairman of the Board


March 31, 1996                                           /s/Juliana Bancroft
- --------------                                           -----------------------
Date                                                     Juliana Bancroft
                                                         Trustee


March 31, 1996                                           /s/Arnold E. Brown
- --------------                                           -----------------------
Date                                                     Arnold E. Brown
                                                         Trustee


March 31, 1996                                           /s/John McMahan
- --------------                                           -----------------------
Date                                                     John McMahan
                                                         Trustee


March 31, 1996                                           /s/Elliot G. Steinberg
- --------------                                           -----------------------
Date                                                     Elliot G. Steinberg
                                                         Trustee

                     INDEX TO EXHIBITS


EXHIBIT NUMBER                              EXHIBITS
- --------------                              --------

Exhibit-27                     Financial Data Schedule