Form 10-Q
period 1996-03-31
CALIFORNIA REAL ESTATE INVESTMENT TRUST
filed 1996-05-15
CIK 16387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number 1-8063

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                              94-6181186
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                131 STEUART STREET, SUITE 200, SAN FRANCISCO, CA
                    (Address of principal executive offices)

                                      94105
                                   (Zip Code)

                                 (415) 905-0288
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]         No [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date.

                   Class                     Outstanding at March 31, 1996
- ------------------------------------         -----------------------------
Common Shares of Beneficial Interest                  9,156,970
$1.00 par value ("Common Shares")

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements               Item 2.  Management's Discussion and
Provide the Information required by Rule    Analysis of Financial Condition and
of Regulation S-X (17 CFR Part 210).        Results Of Operations.
                                            Furnish the information required by
                                            Item 303 Regulation S-K
                                            (SECTION 229.303 of this chapter).

- ------------------------------------------------------------------------------

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST

- ------------------------------------------------------------------------------

INDEX                                                                         PAGE
PART I.    FINANCIAL INFORMATION

           Item 1:    Financial Statements

                      Consolidated Balance Sheets -
                          March 31, 1996 and December 31, 1995                  1

                      Consolidated Statements of Operations -
                          For the Three Months Ended
                            March 31, 1996 and 1995                             2

                      Consolidated Statements of Cash Flows -
                          For the Three Months Ended
                            March 31, 1996 and 1995                             3

                      Notes to Consolidated Financial Statements            4 - 8

           Item 2:    Management's Discussion and Analysis of the
                        Financial Condition and Results of Operations      9 - 13


PART II.   OTHER INFORMATION

           Item 1:   Legal Proceedings                                        14

           Item 2:   Changes in Securities                                    14

           Item 3:   Defaults Upon Senior Securities                          14

           Item 4:   Submission of Matters to a Vote of Security Holders      14

           Item 5:   Other Information                                        14

           Item 6:   Exhibits and Reports on Form 8-K                         14

                          PART I. FINANCIAL INFORMATION

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31,          DECEMBER 31,
                                                                              1996                  1995
                                                                           (UNAUDITED)           (AUDITED)
                                                                           ------------         ------------
                               ASSETS

INVESTMENTS, GENERALLY HELD FOR SALE:
     Rental properties                                                     $ 13,354,000         $ 17,215,000
     Notes receivable, net of deferred gains of
         $1,121,000 at March 31, 1996,
         and December 31, 1995                                               10,490,000           10,502,000
                                                                           ------------         ------------
                                                                             23,844,000           27,717,000

Cash                                                                          5,060,000            4,778,000
Receivables, net of allowance of $890,000 and $700,000
     at March 31, 1996 and December 31, 1995, respectively                    1,709,000              680,000
Other assets                                                                    365,000              357,000
                                                                           ------------         ------------

              Total Assets                                                 $ 30,978,000         $ 33,532,000
                                                                           ============         ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

     Long-term notes payable, collateralized by deeds of trust
         on rental properties                                              $  5,224,000         $  8,335,000
     Accounts payable and accrued expenses                                      335,000              209,000
     Other liabilities                                                           72,000               81,000
                                                                           ------------         ------------

              Total Liabilities                                               5,631,000            8,625,000
                                                                           ------------         ------------

Commitments

SHAREHOLDERS' EQUITY:

     Shares of beneficial interest, par value $1 a share; unlimited authorization, 9,157,000 shares outstanding at
         March 31, 1996 and December 31, 1995                                 9,157,000            9,157,000
     Additional paid-in capital                                              55,098,000           55,098,000
     Accumulated deficit                                                    (38,908,000)         (39,348,000)
                                                                           ------------         ------------

              Total Shareholders' Equity                                     25,347,000           24,907,000
                                                                           ------------         ------------

              Total Liabilities and Shareholders' Equity                   $ 30,978,000         $ 33,532,000
                                                                           ============         ============


          See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     1996            1995
                                                     ----            ----
REVENUES:
     Rent                                          $569,000        $536,000
     Interest                                       302,000         343,000
                                                   --------        --------
                                                    871,000         879,000
                                                   --------        --------

EXPENSES:
     Operating expenses                             148,000         133,000
     Property management                             27,000          23,000
     Depreciation and amortization                    5,000         132,000
     Interest                                       137,000         228,000
     General and administrative                     413,000         187,000
                                                   --------        --------
                                                    730,000         703,000
                                                   --------        --------

         Income before gain on foreclosure
            or sale of investments                  141,000         176,000

Gain on foreclosure or sale of investments          299,000          66,000
                                                   --------        --------

         Net income                                $440,000        $242,000
                                                   ========        ========

Net income per share of beneficial interest        $   0.05        $   0.03
                                                   ========        ========


          See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               1996                 1995
                                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $   440,000         $   242,000
                                                                            -----------         -----------
     Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                                            5,000             132,000
         Gain on foreclosure or sale of investments                            (299,000)            (66,000)
         Changes in assets and liabilities:
              (Increase) decrease in receivables, net                            (9,000)            102,000
              Increase in other assets                                          (59,000)           (118,000)
              Increase in accounts payable
                 and accrued expenses                                           258,000              15,000
              Increase in other liabilities                                       2,000               2,000
                                                                            -----------         -----------
                 Total adjustments to net income                               (102,000)             67,000
                                                                            -----------         -----------
                 Net cash provided by operating activities                      338,000             309,000
                                                                            -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Improvements to rental properties                                          (45,000)                 --
     Collections on notes receivable                                             12,000             818,000
                                                                            -----------         -----------
                 Net cash (used in) provided by investing activities            (33,000)            818,000
                                                                            -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term notes payable                              (23,000)            (17,000)
                                                                            -----------         -----------
                 Net cash used in financing activities                          (23,000)            (17,000)
                                                                            -----------         -----------
                      Net increase in cash                                      282,000           1,110,000
Cash, beginning of period                                                     4,778,000           3,366,000
                                                                            -----------         -----------

Cash, end of period                                                         $ 5,060,000         $ 4,476,000
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

         At March 31, 1996, the Trust owned three commercial/retail properties located in three market areas in the Western United States. The Trust also owned a mortgage note portfolio comprised of $19,641,000 in loans, with book values of $10,490,000, which bears interest at an overall effective rate of approximately 8% and is collateralized by mortgages on real property. Most of the investments in the seven loans were originated by the Trust in connection with the disposition of Trust properties prior to 1996.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1.       Organization and Basis of Presentation, continued:

                              Basis of Presentation

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1995 audited financial statements and notes thereto, included in the California Real Estate Investment Trust Annual Report on Form 10-K.

         The accompanying unaudited consolidated financial statements of California Real Estate Investment Trust include the accounts of the Trust, Cal-Corp and Totem.

                            Stock-Based Compensation

         In 1995, Statement of Financial Accounting Standards No. 123 (SFAS
         123), "Accounting for Stock-Based Compensation" was issued. This statement requires either recognition or disclosure of a hypothetical charge for stock options. SFAS 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. This statement is effective for transactions entered into after December 15, 1995. The Trust does not intend to record this hypothetical charge for stock options, but will instead provide required disclosures beginning with the Form 10-K for the year ended December 31, 1996.

                                Reclassifications

         Certain reclassifications have been made in the presentation of the 1995 financial statements to conform to the 1996 presentation.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


2.       Investments:

         At March 31, 1996 and December 31, 1995, the Trust was in the process of repositioning or monetizing its assets, principally investments. Therefore, all investments are classified as held for sale.

         In 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", (SFAS 121) was issued. SFAS 121, requires that an impairment be recognized to reduce the carrying amount of long-lived assets to their estimated fair value whenever events or changes in circumstances indicate that such carrying amount may not be recoverable. After an impairment is recognized, the reduced carrying amount of the asset is accounted for as its new cost. During the quarter ended March 31, 1996, the Trust adopted the provisions of SFAS 121. Generally, fair values are estimated using discounted cash flow, direct capitalization, and market comparison analyses.

3.       Income Taxes:

         The Trust has elected to be taxed as a real estate investment trust and as such, is not taxed on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its real estate trust taxable income is distributed and that the Trust meets certain other REIT requirements.

4.       Related-Party Transactions:

         The Trust and Peregrine are both self-administered. However, they share certain costs, including personnel costs, for which the Trust reimburses Peregrine pursuant to a cost allocation agreement based on each trust's respective asset values (real property and notes receivable) that is subject to renegotiation annually. During the three month periods ended March 31, 1996 and March 31, 1995, reimbursable costs charged to the Trust by Peregrine approximated $71,000 and $108,000, respectively.

         At March 31, 1996 and December 31, 1995, the Trust had $26,000 and $45,000, respectively, due to Peregrine.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


5.       Statement of Cash Flows Supplemental Information:

         In connection with the sale and foreclosure of properties, the Trust entered into various non-cash transactions as follows:

                                                  For the Three Months Ended
                                                          March 31,
                                                   1996                 1995
                                                   ----                 ----
         Sales price less selling costs        $ 1,033,000         $            --
         Amount due from buyer
           (received in April 1996)             (1,033,000)                     --
                                               -----------         ---------------

         Cash received                         $        --         $            --
                                               ===========         ===============


         One property which collateralized notes payable of $3,089,000 was foreclosed upon during the quarter ended March 31, 1996, resulting in no gain or loss as the net book value of the property was equal to its debt.

         Cash paid for interest during the three month periods ended March 31, 1996 and March 31, 1995, was $139,000 and $227,000, respectively.

6.       Per Share Data:

         Per share data for the three month periods ended March 31, 1996 and March 31, 1995 is based on the weighted average number of common shares outstanding during each period. The weighted average number of shares used in the computations was 9,157,000. At March 31, 1996 there were no outstanding stock options.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


7.       Gain on Foreclosure or Sale of Investments:

         Components of the gain on foreclosure or sale of investments for the three months ended March 31, 1996 and March 31, 1995 were as follows:

                                            For the Three Months Ended
                                                     March 31,
         Component                              1996           1995
         ---------                              ----           ----
         Sale of Redfield property            $299,000        $    --
         Recognition of deferred gains              --         66,000
                                              --------        -------

                                              $299,000        $66,000
                                              ========        =======

- ------------------------------------------------------------------------------

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

Overview

During the latter part of 1995 and the first quarter of 1996, California Real Estate Investment Trust began to implement its strategy to expand the Trust both to enhance share value and increase cash available for distribution. Management began a program to reposition the Trust's assets to implement a growth strategy through merger or acquisitions.

As part of the Trust's strategy, the Trustees reviewed the past, present and expected future performance of the Casa Grande Motor Inn in Arroyo Grande, California. Despite significant improvements in operations under a professional management company, the hotel's current and projected financial performance was insufficient to cover its debt service requirements. The Trust suspended debt service payments and contacted the lender on the property with a proposal to renegotiate financing. The proposal was rejected and in February 1996, the Casa Grande Motor Inn was returned to the lender through foreclosure.

Simultaneously, the Trust's four commercial properties were readied for sale. Leasing, capital and tenant improvement expenditures were approved as they related to their impact on potential sales prices. As of the end of the first quarter of 1996, Redfield Commerce Center in Scottsdale, Arizona was sold and the three other commercial properties had been listed with real estate brokerage firms. Also during the first quarter, a contract for the sale of the Bekins Storage Facility was approved by the Board of Trustees and a portion of the Trust's portfolio of seven mortgage loans were packaged for sale; events expected to be completed in the second or third quarter of 1996.

After the above activities are completed, the Trust expects to have a substantial amount of cash with which to pursue an expansion transaction. With a strong cash position, coupled with New York Stock Exchange and Pacific Stock Exchange listings, the Trust will be well-positioned to entertain any number of business opportunities. Concurrent with the search for merger or acquisition candidates, the Trust has pursued discussions with outside financing sources, including investment banking firms, to provide either debt or equity financing for CalREIT's expansion plans. At this time, the Trust believes if a potential transaction were to enter the final stages of negotiation such financing would be available.

It should be noted, however, that any significant transaction proposed by CalREIT will require the approval of the Board of Trustees of Peregrine and that trust's Senior Lender Group. Any additional action that Peregrine, as the majority shareholder in the Trust might take is unclear.

Comparison of the Three Months Ended March 31, 1996 to the Three Months Ended March 31, 1995

Net income of $440,000 was reported by the Trust for the three months ended March 31, 1996, an improvement of $198,000 over the net income of $242,000 for the three months ended March 31, 1995. This increase was primarily the result of a gain on the sale of the Redfield Commerce Center in March 1996.

Total Revenues decreased $8,000, or 1%, to $871,000 for the three months ended March 31, 1996, down from $879,000 for the three months ended March 31, 1995. This decrease was primarily attributable to a decrease in interest revenue offset by an increase in rental revenues.

Rental revenues increased by $33,000, or 6%, to $569,000 for the three months ended March 31, 1996, up from $536,000 for the three months ended March 31, 1995. This increase was primarily the result of increases in rental revenue produced by Totem Square which offset decreases in rental revenue from the Bekin's Storage Facility.

Interest revenue decreased by $41,000, or 12%, to $302,000 for the three months ended March 31, 1996, down from $343,000 for the three months ended March 31, 1995. This decrease was primarily due to the decrease in interest received from one mortgage noteholder offset by the collection of delinquent interest received from another noteholder.

Total Expenses increased by $27,000, or 4%, to $730,000 for the three months ended March 31, 1996, up from $703,000 for the three months ended March 31, 1995. This increase in total expenses resulted primarily from the increase in general and administrative expenses which offset the decreases in depreciation and amortization and interest expenses.

General and administrative expenses increased by $226,000, or 121%, from $187,000 for the three months ended March 31, 1995, to $413,000 for the three months ended March 31, 1996. These changes were due to the net effect of increases and decreases in various expense categories. The largest increases were generated by additional Trustee fees paid for expansion transaction development services, the fee paid to Secured Capital Corporation for Phase I of the packaging and disposition of certain of the Trust's mortgage notes, as well as by an increase in shareholder servicing costs.

Depreciation and amortization expense decreased $127,000 from the first quarter of 1996 compared to that of the first quarter of 1995. The decrease in depreciation and amortization is a direct result of the cessation of depreciation of the Trust's rental properties held for sale.

Dispositions. During the first quarter of 1996, the Trust sold an office/warehouse property in Scottsdale, Arizona and its only hotel property in Arroyo Grande, California, was allowed to be foreclosed upon after the lender refused a proposal from the Trust to restructure the debt terms. The net gain recognized from the sale of the Redfield Commerce Center in Scottsdale was $299,000.

Liquidity and Capital Resources

At March 31, 1996, the Trust had $5,060,000 in cash. Its three properties had a net book value of $13,354,000 at that date with collateralized indebtedness against rental properties totaling $5,224,000 (39%). CalREIT's $19,641,000 note portfolio is carried at a book value of $10,490,000 due primarily to cumulative write downs in valuation. The primary sources of liquidity for the Trust in the remainder of 1996, which management believes will adequately meet its future liquidity and capital resource requirements, will be its cash on hand, cash generated from operations, interest payments on its notes, and cash generated from asset dispositions. The primary demands on the Trust's capital resources will be debt service payments and expenses associated with the search for, analysis of and negotiations with respect to potential expansion transactions.

The Trust experienced a net increase in cash of $282,000 for the three months ended March 31, 1996, compared to a net increase in cash of $1,110,000 for the three months ended March 31, 1995, a difference of $828,000. For the three months ended March 31, 1996, cash provided by operating activities was $338,000, up $29,000 from $309,000 during the same period in 1995. Cash provided by investing activities during this same period decreased by $851,000 to ($33,000), down from $818,000, primarily the result of a reduction in collections on notes receivable; and cash used in financing activities increased by $6,000 from $17,000 to $23,000.

The note on Totem Square of $4,284,000 was originally scheduled to mature on April 1, 1996. The Trust has received an extension from the lender to May 30, 1996, under the same terms and conditions as the existing agreement and anticipates signing an extension to May 1997.

The Trust believes that to facilitate a clear understanding of the operating results of the Trust, Funds From Operations should be examined in conjunction with net income. Industry analysts generally define Funds From Operations as net income adjusted for certain non-cash expenses, primarily depreciation and amortization. Funds From Operations should not be considered as a substitute for net income as an indication of the Trust's performance or as a substitute for cash flow as a measure of its liquidity.

Funds From Operations and Funds Available for Distribution. REIT analysts generally consider Funds From Operations (FFO) an appropriate measure of performance in comparing the results of operations of REIT's. FFO is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles before gains and losses on sales of property and from debt restructuring plus depreciation and amortization. Funds Available for Distribution (FAD) is defined as FFO less capital expenditures funded by operations and loan amortization. The Trust believes that in order to facilitate a clear understanding of the historical operating results of the Trust, FFO and FAD should be examined in conjunction with net income as presented in this report. FFO and FAD should not be considered as an alternative to net income as an indication of the Trust's performance or to cash flow as a measure of liquidity.

Funds From Operations and Funds Available for Distribution for the three months ended March 31, 1996 and 1995 are summarized as follows:

      Calculation of Funds From Operations and Funds Available for Distribution

                                            For the Three Months Ended
                                                     March 31,
                                               1996             1995
                                               ----             ----
Income before gain on
  foreclosure or sale of investments         $ 141,000       $ 176,000

Depreciation and amortization                    5,000         132,000
                                             ---------       ---------

  Funds From Operations                        146,000         308,000

Capital improvements                           (45,000)             --

Loan principal payments                        (23,000)        (17,000)
                                             ---------       ---------

  Funds Available for Distribution           $  78,000       $ 291,000
                                             =========       =========

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

                                         CALIFORNIA REAL ESTATE INVESTMENT TRUST

May 14, 1996                                          /s/Frank A. Morrow
- ------------                                          ------------------
Date                                                  Frank A. Morrow

                                                      Chairman of the Board and
                                                      Chief Executive Officer