Form 10-Q
period 1996-06-30
CALIFORNIA REAL ESTATE INVESTMENT TRUST
filed 1996-08-13
CIK 16387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:    1-8063

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                       94-6181186
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

131 STEUART STREET, SUITE 200, SAN FRANCISCO, CA                  94105
(Address of principal executive offices)                        (Zip Code)

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

Yes [X]         No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practical date.

            Class                                  Outstanding at June 30, 1996
- ------------------------------------               ----------------------------
Common Shares of Beneficial Interest                          9,156,970
$1.00 par value ("Common Shares")

- -------------------------------------------------------------------------------

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST

- -------------------------------------------------------------------------------

INDEX                                                                        PAGE
PART I.  FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Consolidated Balance Sheets -
                      June 30, 1996 and December 31, 1995                       1

                  Consolidated Statements of Operations -
                      For the Three Months and Six Months Ended
                      June 30, 1996 and 1995                                    2

                  Consolidated Statements of Cash Flows -
                      For the Six Months Ended June 30, 1996 and 1995           3

                  Notes to Consolidated Financial Statements                4 - 9

         Item 2:  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       10 - 15


PART II. OTHER INFORMATION

         Item 1:  Legal Proceedings                                            17

         Item 2:  Changes in Securities                                        17

         Item 3:  Defaults Upon Senior Securities                              17

         Item 4:  Submission of Matters to a Vote of Security Holders          17

         Item 5:  Other Information                                            17

         Item 6:  Exhibits and Reports on Form 8-K                             17

                          PART I. FINANCIAL INFORMATION

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30,         DECEMBER 31,
                                                                             1996              1995
                                                                         (UNAUDITED)         (AUDITED)
                                                                         ------------       ------------
                                                  ASSETS

INVESTMENTS, GENERALLY HELD FOR SALE:
     Rental properties, net of accumulated depreciation of $2,777,000
         and valuation allowance of $6,898,000 at December 31, 1995      $  9,740,000       $ 17,215,000
     Notes receivable, net of deferred gains of $239,000 and
         $1,103,000 at June 30, 1996 and December 31, 1995,
         respectively, and valuation allowance of $8,048,000
         at December 31, 1995                                               3,770,000         10,502,000
     Marketable securities available-for-sale                              11,993,000                 --
                                                                         ------------       ------------
                                                                           25,503,000         27,717,000


Cash                                                                        4,158,000          4,778,000
Receivables, net of allowance of $971,000 and $700,000
     at June 30, 1996 and December 31, 1995, respectively                     673,000            680,000
Other assets, net of valuation allowance of $310,000 at
     December 31, 1995                                                        321,000            357,000
                                                                         ------------       ------------

              Total Assets                                               $ 30,655,000       $ 33,532,000
                                                                         ============       ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Long-term notes payable, collateralized by deeds of trust
         on rental properties                                            $  5,208,000       $  8,335,000
     Accounts payable and accrued expenses                                    112,000            209,000
     Other liabilities                                                        201,000             81,000
                                                                         ------------       ------------

              Total Liabilities                                             5,521,000          8,625,000
                                                                         ------------       ------------


SHAREHOLDERS' EQUITY:
     Shares of beneficial interest, par value $1 a share; unlimited authorization, 9,157,000 shares outstanding at
         June 30, 1996 and December 31, 1995                                9,157,000          9,157,000
     Additional paid-in capital                                            55,098,000         55,098,000
     Accumulated deficit                                                  (39,121,000)       (39,348,000)
                                                                         ------------       ------------

              Total Shareholders' Equity                                   25,134,000         24,907,000
                                                                         ------------       ------------

              Total Liabilities and Shareholders' Equity                 $ 30,655,000       $ 33,532,000
                                                                         ============       ============

          See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      JUNE 30,                           JUNE 30,
                                               1996              1995             1996              1995
                                               ----              ----             ----              ----
REVENUES:
     Rent                                  $   534,000       $   499,000      $ 1,103,000       $ 1,035,000
     Interest                                  246,000           337,000          548,000           680,000
                                           -----------       -----------      -----------       -----------
                                               780,000           836,000        1,651,000         1,715,000
                                           -----------       -----------      -----------       -----------

EXPENSES:
     Operating expenses                        178,000           151,000          326,000           284,000
     Property management                        29,000            21,000           56,000            44,000
     Depreciation and amortization              20,000           179,000           25,000           311,000
     Interest                                  137,000           200,000          274,000           428,000
     General and administrative                367,000           241,000          780,000           428,000
                                           -----------       -----------      -----------       -----------

                                               731,000           792,000        1,461,000         1,495,000
                                           -----------       -----------      -----------       -----------

         Income before gain on
            foreclosure or sale of
            investments and valuation
            losses                              49,000            44,000          190,000           220,000

Gain on foreclosure or sale of
   investments                                 297,000                --          596,000            66,000
                                           -----------       -----------      -----------       -----------

         Income before
            valuation losses                   346,000            44,000          786,000           286,000

Valuation losses                              (559,000)               --         (559,000)               --
                                           -----------       -----------      -----------       -----------

         Net (loss) income                 $  (213,000)      $    44,000      $   227,000       $   286,000
                                           ===========       ===========      ===========       ===========

Net (loss) income per share of
   beneficial interest                     $     (0.02)      $      0.00      $      0.02       $      0.03
                                           ===========       ===========      ===========       ===========

          See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           1996               1995
                                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $    227,000       $    286,000
                                                                       ------------       ------------
     Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                                       25,000            311,000
         (Gain) on foreclosure or sale of investments                      (596,000)           (66,000)
         Valuation losses                                                   559,000                 --
     Changes in assets and liabilities:
         (Increase) decrease in receivables, net                             (4,000)           129,000
         Decrease (increase) in other assets                                 12,000           (201,000)
         Increase in accounts payable
              and accrued expenses                                           12,000              9,000
         Increase in other liabilities                                      130,000                 --
                                                                       ------------       ------------
              Total adjustments to net income                               138,000            182,000
                                                                       ------------       ------------
              Net cash provided by operating activities                     365,000            468,000
                                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of investments                                   11,142,000                 --
     Purchase of marketable securities                                  (11,993,000)                --
     Improvements to rental properties                                     (118,000)           (91,000)
     Principal collections on notes receivable                               22,000            830,000
                                                                       ------------       ------------
              Net cash (used in) provided by investing activities          (947,000)           739,000
                                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term notes payable                          (38,000)          (377,000)
                                                                       ------------       ------------
         Net cash used in financing activities                              (38,000)          (377,000)
                                                                       ------------       ------------

              Net (decrease) increase in cash                              (620,000)           830,000
Cash, beginning of period                                                 4,778,000          3,366,000
                                                                       ------------       ------------

Cash, end of period                                                    $  4,158,000       $  4,196,000
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

         On April 14, 1994, The Peregrine Real Estate Trust (formerly Commonwealth Equity Trust) as majority shareholder owning 76% of the Trust's outstanding Shares of Beneficial Interest, voted its shares to replace the Board of Trustees. At that time, the Trust elected a new Board of Trustees all of whom were key management personnel of The Peregrine Real Estate Trust (Peregrine). Subsequently, the Board has grown to five Trustees of which two are independent. Of the three remaining Trustees, one is the Chairman of the Board of Trustees and Chief Executive Officer of CalREIT, one is the Chairman of the Board of Trustees of Peregrine and one is a former Executive Officer of CalREIT and Peregrine.

         At June 30, 1996, the Trust owned two commercial/retail properties located in two market areas in the Western United States. The Trust also owns a mortgage note portfolio comprised of approximately $10.6 million in loans, with an aggregate book value of approximately $3.8 million. These loans bear interest at an overall effective rate of approximately 8%. They are collateralized by mortgages on real property. Most of the investments in the five loans were originated by the Trust in connection with the disposition of Trust properties prior to 1996. Additionally, at June 30, 1996, the Trust had approximately $12 million invested in U.S. Government Agency mortgage-backed securities.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1.       Organization and Basis of Presentation, continued:


                              Basis of Presentation

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended June 30, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1995 audited financial statements and notes thereto, included in the California Real Estate Investment Trust Annual Report on Form 10-K.

         The accompanying unaudited consolidated financial statements of California Real Estate Investment Trust include the accounts of the Trust, Cal-Corp and Totem.


                            Stock-Based Compensation

         In 1995, Statement of Financial Accounting Standards No. 123 (SFAS
         123), "Accounting for Stock-Based Compensation" was issued. This statement requires either recognition or disclosure of a hypothetical charge for stock options. SFAS 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. This statement is effective for transactions entered into after December 15, 1995. The Trust does not intend to record this hypothetical charge for stock options, but will instead provide required disclosures beginning with the Form 10-K for the year ending December 31, 1996.


                                Reclassifications

         Certain reclassifications have been made in the presentation of the 1995 financial statements to conform to the 1996 presentation.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


2.       Investments in Rental Properties and Notes Receivable:

         At June 30, 1996, and December 31, 1995, the Trust was in the process of repositioning or monetizing its assets, principally investments. Therefore, all investments are classified as held for sale.

         In 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," (SFAS 121) was issued. SFAS 121, requires that an impairment be recognized to reduce the carrying amount of long-lived assets to their estimated fair value whenever events or changes in circumstances indicate that such carrying amount may not be recoverable. After an impairment is recognized, the reduced carrying amount of the asset is accounted for as its new cost. In 1996, the Trust adopted the provisions of SFAS 121. Generally, fair values are estimated using discounted cash flow, direct capitalization, and market comparison analyses.

         As of the end of the second quarter of 1996, the Trust reported total valuation losses of $559,000, attributable to an impairment in the value of the Fulton Square Shopping Center in Sacramento, California, a reflection of the current physical condition of the property and changed market conditions.

3.       Investments in Marketable Securities:

         At June 30, 1996, the Trust had $11,993,000 invested in government mortgage-backed securities classified as "available-for-sale."

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) issued in May 1993, requires that at the date of acquisition and at each reporting date, debt and equity securities be classified as "held-to-maturity," "trading," or "available for sale." Investments in debt securities in which the Trust has the positive intent and ability to hold to maturity are required to be classified as "held-to-maturity." "Held-to-maturity" securities are required to be stated at cost and adjusted for amortization of premiums and discounts to maturity in the statement of financial position. Investments in debt and equity securities that are not classified as "held-to-maturity" and equity securities that have readily determinable fair values are to be classified as "trading" or "available-for-sale" and are measured at fair value in the statement of financial position. Securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading." Unrealized holding gains and losses for "trading" securities are included in earnings.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


3.       Investments in Marketable Securities, continued:

         Investments that are not classified as "held-to-maturity" or "trading" securities are classified as "available-for-sale." Unrealized holding gains and losses for "available-for-sale" securities are excluded from earnings and reported as a separate component of shareholders' equity until realized.

         In accordance with SFAS 115, the Trust determines the appropriate classification at the time of purchase and reevaluates such designation at each balance sheet date.

         At June 30, 1996, the Trust's "available-for-sale" securities consisted of the following:

                                                                           (In thousands)
                                                                           Unrealized               Estimated
                                                             Cost      Gains       Losses          Fair Value
                                                             ----      -----       ------          ----------
         Federal Home Loan Mortgage
           Corporation, interest at 7.585%
           due June 1, 2024                                $ 1,079    $    --      $    --           $ 1,079

         Federal National Mortgage
           Association, interest at 5.155%
           due May 1, 2026                                   3,792         --           --             3,792

         Federal National Mortgage
           Association, interest at 5.145%
           due June 1, 2026                                  7,122         --           --             7,122
                                                           -------    -------      -------           -------
                                                           $11,993    $    --      $    --           $11,993
                                                           -------    -------      -------           -------


         The maturity dates above are not necessarily indicative of expected maturities as principal is often prepaid on such instruments.

4.       Income Taxes:

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

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


5.       Related-Party Transactions:

         The Trust and Peregrine are both self-administered. However, they share certain costs, including personnel costs, for which the Trust reimburses Peregrine pursuant to a cost allocation agreement based on each trust's respective asset values (real property and notes receivable) that is subject to negotiation annually. During the six month periods ended June 30, 1996, and June 30, 1995, reimbursable costs charged to the Trust by Peregrine approximated $130,000 and $222,000, respectively.

         At June 30, 1996, and December 31, 1995, respectively, the Trust had $28,000 and $45,000 due to Peregrine.

6.       Statement of Cash Flows Supplemental Information:

         In connection with the sale and foreclosure of properties, notes receivable, and property, plant and equipment the Trust entered into various non-cash transactions as follows:

                                                                    (In thousands)
                                                               For the Six Months Ended

                                                              June 30,          June 30,
                                                                1996              1995
                                                              ---------       -----------
         Sales price less selling costs                       $ 11,199        $        --
         Liabilities applied to sales price                        (57)                --
                                                             ---------          ---------

         Net cash received                                    $ 11,142        $        --
                                                                ------          ---------

         One property which collateralized notes payable of $3,089,000 was foreclosed upon during the quarter ended March 31, 1996, resulting in no gain or loss as the net book value of the property was equal to its debt.

         Cash paid for interest during the three month periods ended June 30, 1996 and 1995 was $137,000 and $199,000, respectively. Cash paid for interest during the six month periods ended June 30, 1996, and June 30, 1995, was $276,000 and $426,000, respectively.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


7.       Per Share Data:

         Per share data is for the three month and six month periods ended June 30, 1996, and June 30, 1995, based on the weighted average number of shares of beneficial interest outstanding during each period. The weighted average number of shares used in the computation was 9,157,000.

8.       Gain (Loss) on Foreclosure or Sale of Investments:

         Components of the gain (loss) on foreclosure or sale of investments for the three and six months ended June 30, 1996, and June 30, 1995, were as follows:

                                                                             (In thousands)
                                                                 For the                       For the
                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                            1996          1995            1996         1995
                                                            ----          ----            ----         ----
         Sale of Bekins property                          $ (164)     $     --          $ (164)     $    --
         Sale of Pavilions at Mesa Note                      430            --             430           --
         Sale of Spacesaver Mini-Storage Note                 30            --              30           --
         Sale of Van                                           1            --               1           --
         Sale of Redfield property                            --            --             299           --
         Recognition of deferred gains                        --            --              --      $    66
                                                         -------      --------         -------       ------

                                                          $  297      $     --         $   596      $    66
                                                          =====       ========         =======      =======

9.       Stock Option Plans:

         On November 15, 1995, the Board of Trustees approved two stock option plans (Plans) which may be submitted to shareholders for ratification at the 1996 Annual Meeting of Shareholders. Options granted under the Plans may not be exercised until the plans are approved by the Shareholders.

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

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


9.       Stock Option Plans, continued:

         Under the terms of Plan I, options may be granted to members of the Board of Trustees who are not full-time employees or officers of the Trust or Peregrine. The option price granted under Plan I shall be the fair market value of the Shares of Beneficial Interest on the Grant Date. On the effective date, each participant was granted an initial option to purchase 100,000 Shares of Beneficial Interest. Each participant whose commencement of service is after the effective date shall be granted an initial option to purchase 100,000 Shares of Beneficial Interest as of the date of participant's commencement of service. Each participant shall also be granted additional options to purchase 10,000 Shares of Beneficial Interest on each anniversary of the grant date of the initial option. On November 15, 1995 (the effective date), Stock Options to purchase 200,000 Shares of Beneficial Interest were granted to participants under Plan I. On the grant date, the fair market value of the Shares of Beneficial Interest was $1.38.

         Under the terms of Plan II, options may be granted to certain key employees of the Trust and Peregrine, including officers and trustees who are employees of Peregrine, Trustees who are also Trustees of Peregrine, and consultants and advisors of the Trust. Options may be granted in any of the following forms: Incentive Stock Options, Nonqualified Stock Options, or any combination of Incentive Stock Options and Nonqualified Stock Options. The Stock Option Committee has the authority and discretion in fixing the option price for Nonqualified Stock Options. The option price for Incentive Stock Options shall not be less than 100% of the fair market value of the shares on the date of grant. Each option agreement shall state the number of shares and the option price. On November 15, 1995, the Stock Option Committee granted Nonqualified Stock Options to purchase 330,000 Shares of Beneficial Interest to certain key employees of the Trust and Peregrine, Trustees who are also Trustees of Peregrine, and consultants and advisors of the Trust. The option price for the Nonqualified Stock Options granted was the fair market value of the Shares of Beneficial Interest on the grant date, which was $1.38.

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

Overview

During the latter part of 1995 and the first two quarters of 1996, California Real Estate Investment Trust continued to implement its strategy to monetize the Trust's assets to implement a growth strategy through merger or acquisitions.

As part of the Trust's strategy, the Trustees reviewed the past, present and expected future performance of the Casa Grande Motor Inn in Arroyo Grande, California. Despite significant improvements in operations under a professional management company, the hotel's current and projected financial performance was insufficient to cover its debt service requirements. The Trust suspended debt service payments and contacted the lender on the property with a proposal to renegotiate financing. The proposal was rejected and in February 1996, the Casa Grande Motor Inn was returned to the lender through foreclosure at no gain or loss to the Trust.

Simultaneously, the Trust's four commercial properties were readied for sale. Leasing, capital and tenant improvement expenditures were approved as they related to their impact on potential sales prices. As of the end of the second quarter of 1996, Redfield Commerce Center in Scottsdale, Arizona, and the Bekins Storage Facility in Pasadena, California, had been sold. Proceeds from these sales have been invested in a diversified, unleveraged pools of U.S. Government Agency mortgage-backed securities which satisfy REIT asset qualification requirements. Also, as of the end of the second quarter of 1996, two of the Trust's seven mortgage loans had been sold, with the majority of the remaining mortgage loans packaged for immediate sale.

As the above activities are completed, the Trust continues to generate substantial amounts of liquid assets with which to pursue an expansion transaction. With a strong cash position, coupled with New York Stock Exchange and Pacific Stock Exchange listings, the Trust is becoming increasingly well-positioned and is entertaining a number of business opportunities. Concurrent with the search for merger or acquisition candidates, the Trust has pursued discussions with outside financing sources, including investment banking firms, to provide either debt or equity financing for CalREIT's expansion plans. At this time, the Trust believes if a potential transaction were to enter the final stages of negotiation such financing would be available.

It should be noted, however, that any significant transaction proposed by CalREIT will require the approval of the Board of Trustees of Peregrine and that trust's Senior Lender Group. Any additional action that Peregrine might take, as the majority shareholder in the Trust, remains unclear.

Comparison of the Six Months and Three Months Ended June 30, 1996 to the Six Months and Three Months Ended June 30, 1995

Net income of $227,000 was reported by the Trust for the six months ended June 30, 1996, a decrease of $59,000, or 21% from the six months ended June 30, 1995. Net loss of $213,000 was reported by the Trust for the three months ended June 30, 1996, a decrease of $257,000, or 584% from the net income of $44,000 for the three months ended June 30, 1995. These decreases were the result of increased general and administrative expenses and valuation losses offset by decreased interest and depreciation expense and increased gains on foreclosure and sale of investments.

Total Revenues decreased $64,000, or 4%, to $1,651,000 for the six months ended June 30, 1996. Total revenues decreased $56,000, or 7%, to $780,000 for the three months ended June 30, 1996. This was down from $1,715,000 and $836,000 for the six and three months ended June 30, 1995, respectively. These decreases are primarily attributable to a decrease in interest revenue offset by an increase in rental revenues.

Rental revenues increased $68,000, or 7%, to $1,103,000 for the six months ended June 30, 1996. Rental revenues increased $35,000, or 7%, to $534,000 for three months ended June 30, 1996. This was up from $1,035,000 and $499,000 for the six and three months ended June 30, 1995, respectively. These increases were primarily the result of increases in rental revenue produced by Totem Square and Fulton Square Shopping Center which offset decreases resulting from the sale of Redfield Commerce Center and Bekins Storage Facility. The increase at Totem Square was primarily attributable to increased occupancy while the increase at Fulton Square Shopping Center was primarily attributable to increased rental rates. The decreases at Redfield Commerce Center and the Bekins Storage Facility resulted from the absence of rent when the properties were sold in March 1996 and May 1996, respectively.

Interest revenues decreased $132,000, or 19%, to $548,000 for the six months ended June 30, 1996. Interest revenues decreased $91,000, or 27%, to $246,000 for the three months ended June 30, 1996, respectively. This was down from $680,000 and $337,000 for the six and three months ended June 30, 1995, respectively. These decreases were primarily due to the decrease in interest received from one mortgage noteholder offset by an increase in interest earned on cash accounts.

Total Expenses decreased $34,000, or 2%, to $1,461,000 for the six months ended June 30, 1996. Total expenses decreased $61,000, or 8%, to $731,000 for the three months ended June 30, 1996. This was down from $1,495,000 and $792,000 for the six and three months ended June 30, 1995, respectively. These decreases were attributable to decreases in depreciation and amortization expenses, as well as, decreases in interest expense offset by increases in general and administrative expenses.

Depreciation and amortization expense decreased $286,000, or 92%, to $25,000 for the six months ended June 30, 1996. The same expenses decreased $159,000, or 89%, to $20,000, for the three months ended June 30, 1996. This was down from $311,000 and $179,000 for the six and three months ended June 30, 1995, respectively. These decreases are a direct result of the cessation of depreciation of the Trust's rental properties held for sale.

Interest expense decreased $154,000, or 36%, to $274,000 for the six months ended June 30, 1996. Interest expense decreased $63,000, or 32%, to $137,000 for the three months ended June 30, 1996. This was down from $428,000 and $200,000 for the six and three months ended June 30, 1995, respectively. These decreases primarily resulted from the cessation of interest expense on the Casa Grande Motor Inn when it was allowed to be foreclosed upon by the lender in February 1996.

General and administrative expenses increased $352,000, or 82%, to $780,000 for the six months ended June 30, 1996. The same expenses increased $126,000, or 52%, to $367,000, for the three months ended June 30, 1996. This was up from $428,000 and $241,000 for the six and three months ended June 30, 1995, respectively. These increases were due to the net effect of increases and decreases in various expense categories. The largest increases were generated by additional Trustee fees and consulting fees related to expansion transaction activities and the packaging and disposition of the Trust's mortgage notes.

Valuation Losses. As of the end of the second quarter of 1996, the Trust reported total valuation losses of $559,000, attributable to an impairment in the value of the Fulton Square Shopping Center in Sacramento, California, a reflection of the current physical condition of the property and changed market conditions.

Dispositions. During the first quarter of 1996, the Trust sold Redfield Commerce Center, an office/warehouse property in Scottsdale, Arizona, and its one hotel property in Arroyo Grande, California, was allowed to be foreclosed upon after the lender refused a proposal from the Trust to restructure the debt terms. The net gain recognized from the sale of the Redfield Commerce Center was $299,000. There was no gain or loss upon the foreclosure of the Casa Grande Motor Inn as the net book value of the property was equal to its debt.

During the second quarter of 1996, the Trust sold the Bekins Storage Facility in Pasadena, California, incurring a loss of $164,000. Also during the second quarter of 1996, the Trust sold two of its seven mortgage notes. A gain of $430,000 was recognized upon the sale of the Trust's mortgage note which was collateralized by a first deed of trust on an office/commercial building in Phoenix, Arizona, and a gain of $30,000 was recognized upon the sale of the Trust's mortgage note which was collateralized by a second deed of trust on a commercial building in Pacheco, California.


Liquidity and Capital Resources

At June 30, 1996, the Trust had $4,158,000 in cash. Its two rental properties had a net book value of $9,740,000 at that date with collateralized indebtedness against the rental properties totaling $5,208,000 (54%). CalREIT's $10,647,000 mortgage note portfolio is carried at a net book value of $3,770,000 due primarily to cumulative write downs in valuation. Its investment in marketable securities had a net book value at June 30, 1996, of $11,993,000. The primary sources of liquidity for the Trust in the remainder of 1996, which management believes will adequately meet future liquidity and capital resource requirements, will be cash on hand, cash generated from operations, interest payments on its notes and securities, and cash generated from asset dispositions. The primary demands on the Trust's capital resources will be debt service payments and expenses associated with the search for, analysis of and negotiations with respect to expansion transactions.

The Trust experienced a net decrease in cash of $620,000 for the six months ended June 30, 1996, compared to a net increase in cash of $830,000 for the six months ended June 30, 1995, a difference of $1,450,000. For the six months ended June 30, 1996, cash provided by operating activities was $365,000, down $103,000 from $468,000 during the same period in 1995. Cash provided by investing activities during this same period decreased by $1,686,000 to ($947,000), down from $739,000, primarily the result of a reduction in collections on notes receivable; and cash used in financing activities decreased by $339,000 from $377,000 to $38,000.

The note on Totem Square of $4,275,000 was originally scheduled to mature on April 1, 1996. The Trust received an extension from the lender to June 18, 1996, under the same terms and conditions as the original agreement.
Further extension of this note to May 1997 is currently being negotiated.

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

Funds From Operations and Funds Available for Distribution for the three months and six months ended June 30, 1996 and 1995 are summarized as follows:

    Calculation of Funds From Operations and Funds Available for Distribution

                                                   (In thousands)
                             For the Three Months Ended       For the Six Months Ended
                                      June 30,                        June 30,
                             1996                  1995       1996                1995
                             ----                  ----       ----                ----
Net income before
   gain on foreclosure or
   sale of investments
  and valuation losses       $  49                $  44       $ 190              $ 220

Depreciation and
  amortization                  20                  179          25                311
                             -----                -----       -----              -----

  Funds from operations         69                  223         215                531

Capital improvements           (73)                  --        (118)               (91)

Loan principal
  payments                     (15)                (360)        (38)              (377)
                             -----                -----       -----              -----

  Funds available for
    distribution             $  --                $  --       $  59              $  63
                             =====                =====       =====              =====

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


                                  CALIFORNIA REAL ESTATE INVESTMENT TRUST



August 14, 1996                               /s/  Frank A. Morrow
- ---------------                               --------------------
    Date                                      Frank A. Morrow,
                                              Chairman of the Board and
                                              Chief Executive Officer