Form 10-Q
period 1996-09-29
CALIFORNIA REAL ESTATE INVESTMENT TRUST
filed 1996-11-14
CIK 16387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

Yes [ X ]   No [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practical date.

                Class                          Outstanding at September 30, 1996
Common Shares of Beneficial Interest
$1.00 par value ("Common Shares")                           9,156,970

 ------------------------------------------------------------------------------

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST

 ------------------------------------------------------------------------------

INDEX                                                                       PAGE

PART I.  FINANCIAL INFORMATION

         Item 1: Financial Statements

                 Consolidated Balance Sheets -
                    September 30, 1996 and December 31, 1995                  1

                 Consolidated Statements of Operations -
                    For the Three Months and Nine Months Ended
                    September 30, 1996 and 1995                               2

                 Consolidated Statements of Cash Flows -
                    For the Nine Months Ended September 30, 1996 and 1995     3

                 Notes to Consolidated Financial Statements                4-11


         Item 2: Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        12-17


PART II. OTHER INFORMATION

         Item 1: Legal Proceedings                                          18

         Item 2: Changes in Securities                                      18

         Item 3: Defaults Upon Senior Securities                            18

         Item 4: Submission of Matters to a Vote of Security Holders        18

         Item 5: Other Information                                          18

         Item 6: Exhibits and Reports on Form 8-K                           18

                          PART I. FINANCIAL INFORMATION

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                              1996               1995
                                                                          (UNAUDITED)          (AUDITED)
                                                                         -------------        ------------
                  ASSETS

INVESTMENTS, GENERALLY HELD FOR SALE:
   Rental properties, net of accumulated depreciation of $2,777,000
      and valuation allowance of $6,898,000 at December 31, 1995          $  8,562,000        $ 17,215,000
   Notes receivable, net of deferred gains of $239,000 and
      $1,103,000 at September 30, 1996 and December 31, 1995,
      respectively, and valuation allowance of $8,048,000
      at December 31, 1995                                                   1,582,000          10,502,000
   Marketable securities available-for-sale                                 15,606,000                  --
                                                                          ------------        ------------
                                                                            25,750,000          27,717,000
Cash                                                                         3,248,000           4,778,000
Receivables, net of allowance of $877,000 and $700,000
   at September 30, 1996 and December 31, 1995, respectively                   673,000             680,000
Other assets, net of valuation allowance of $310,000 at
   December 31, 1995                                                           374,000             357,000
                                                                          ------------        ------------
         Total Assets                                                     $ 30,045,000        $ 33,532,000
                                                                          ============        ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Long-term notes payable, collateralized by deeds of trust
      on rental properties                                                $  5,192,000        $  8,335,000
   Accounts payable and accrued expenses                                       147,000             209,000
   Other liabilities                                                            72,000              81,000
                                                                          ------------        ------------
         Total Liabilities                                                   5,411,000           8,625,000
                                                                          ------------        ------------
SHAREHOLDERS' EQUITY:
   Shares of beneficial interest, par value $1 a share; unlimited authorization, 9,157,000 shares outstanding at
      September 30, 1996 and December 31, 1995                               9,157,000           9,157,000
   Additional paid-in capital                                               55,098,000          55,098,000
   Unrealized holding gains on marketable securities                            14,000                  --
   Accumulated deficit                                                     (39,635,000)        (39,348,000)
                                                                          ------------        ------------
         Total Shareholders' Equity                                         24,634,000          24,907,000
                                                                          ------------        ------------
         Total Liabilities and Shareholders' Equity                       $ 30,045,000        $ 33,532,000
                                                                          ============        ============

          See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                               1996           1995           1996           1995
                                           -----------     ----------    -----------     ----------
REVENUES:
   Rent                                    $   482,000     $  537,000    $ 1,585,000     $1,572,000
   Interest                                    289,000        361,000        837,000      1,041,000
   Hotel                                            --         44,000             --         44,000
                                           -----------     ----------    -----------     ----------
                                               771,000        942,000      2,422,000      2,657,000
                                           -----------     ----------    -----------     ----------
EXPENSES:
   Operating expenses                          149,000        149,000        475,000        433,000
   Property management                          20,000         27,000         76,000         71,000
   Depreciation and amortization 20,000        163,000         45,000        474,000
   Interest                                    136,000        220,000        410,000        648,000
   General and administrative                  293,000        283,000      1,073,000        711,000
                                           -----------     ----------    -----------     ----------
                                               618,000        842,000      2,079,000      2,337,000
                                           -----------     ----------    -----------     ----------
      Income before gain on
         foreclosure or sale of
         investments and valuation
         losses                                153,000        100,000        343,000        320,000

Gain on foreclosure or sale of
   investments                                 517,000             --      1,113,000         66,000
                                           -----------     ----------    -----------     ----------
      Income before
         valuation losses                      670,000        100,000      1,456,000        386,000

Valuation losses                            (1,184,000)            --     (1,743,000)            --
                                           -----------     ----------    -----------     ----------
      Net (loss) income                    $  (514,000)    $  100,000    $  (287,000)    $  386,000
                                           ===========     ==========    ===========     ==========
Net (loss) income per share of
   beneficial interest                     $     (0.06)    $     0.01    $     (0.03)    $     0.04
                                           ===========     ==========    ===========     ==========

          See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    1996            1995
                                                                ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                            $   (287,000)    $   386,000
                                                                ------------     -----------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                   45,000         474,000
      (Gain) on foreclosure or sale of investments                (1,113,000)        (66,000)
      Valuation losses                                             1,743,000              --
   Changes in assets and liabilities:
      (Increase) decrease in receivables, net                         (5,000)        (80,000)
      Increase in other assets                                       (61,000)       (215,000)
      Increase in accounts payable
         and accrued expenses                                         48,000         157,000
      Increase in other liabilities                                       --           7,000
                                                                ------------     -----------
         Total adjustments to net (loss) income                      657,000         277,000
                                                                ------------     -----------
         Net cash provided by operating activities                   370,000         663,000
                                                                ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investments                              13,841,000              --
   Purchases of marketable securities                            (15,849,000)             --
   Improvements to rental properties                                (123,000)       (204,000)
   Principal collections on notes receivable                          29,000         840,000
   Principal collections on marketable securities                    257,000              --
                                                                ------------     -----------
         Net cash (used in) provided by investing activities      (1,845,000)        636,000
                                                                ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term notes payable                     (55,000)       (392,000)
                                                                ------------     -----------
      Net cash used in financing activities                          (55,000)       (392,000)
                                                                ------------     -----------
         Net (decrease) increase in cash                          (1,530,000)        907,000
Cash, beginning of period                                          4,778,000       3,366,000
                                                                ------------     -----------
Cash, end of period                                             $  3,248,000     $ 4,273,000
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

      On September 19, 1996, Peregrine announced that it had entered into an agreement with MDC REIT Holdings LLC (MDC), an affiliate of the investment banking firm McCown DeLeeuw & Co., for the sale of Peregrine's 76% stock interest in CalREIT. Under the terms of the proposed agreement, MDC would purchase the stock for $20.5 million in cash plus a deferred payment contingent on the value of one of CalREIT's assets. Closing of the transaction is subject to financing and various other closing conditions.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1.    Organization and Basis of Presentation, continued:

      At September 30, 1996, the Trust owned two commercial/retail properties located in two market areas in the Western United States. The Trust also owns a mortgage note portfolio comprised of approximately $7.7 million in loans, with an aggregate book value of approximately $1.6 million. These loans bear interest at an overall effective rate of approximately 8%. They are collateralized by mortgages on real property. Most of the investments in the three loans were originated by the Trust in connection with the disposition of Trust properties prior to 1996. Additionally, at September 30, 1996, the Trust had approximately $16 million invested in U.S. Government Agency mortgage-backed securities.

                              Basis of Presentation

      The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended September 30, 1996, are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1995, audited financial statements and notes thereto, included in the California Real Estate Investment Trust Annual Report on Form 10-K.

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

2.    Investments in Rental Properties and Notes Receivable:

      At September 30, 1996, and December 31, 1995, the Trust was in the process of repositioning or monetizing its assets, principally investments. Therefore, all investments are classified as held for sale.

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

      As of the end of the third quarter of 1996, the Trust reported total valuation losses of $1,743,000, attributable to an impairment in the value of the Fulton Square Shopping Center in Sacramento, California, and the Totem Square property in Kirkland, Washington. The reduction in the book value of these properties reflects the change in value of the assets as they are no longer held for investment but held for sale, the current physical conditions of the properties and changed market conditions. Valuation losses totaled $994,000 for the Fulton Square Shopping Center and $749,000 for Totem Square.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

3.    Investments in Marketable Securities:

      At September 30, 1996, the Trust had $15,606,000 invested in government mortgage-backed securities classified as "available-for-sale."

      Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) issued in May 1993 requires that at the date of acquisition and at each reporting date, debt and equity securities be classified as "held-to-maturity," "trading," or "available for sale." Investments in debt securities in which the Trust has the positive intent and ability to hold to maturity are required to be classified as "held-to-maturity." "Held-to-maturity" securities are required to be stated at cost and adjusted for amortization of premiums and discounts to maturity in the statement of financial position. Investments in debt and equity securities that are not classified as "held-to-maturity" and equity securities that have readily determinable fair values are to be classified as "trading" or "available-for-sale" and are measured at fair value in the statement of financial position. Securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading." Unrealized holding gains and losses for "trading" securities are included in earnings.

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

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

3.    Investments in Marketable Securities, continued:

      At September 30, 1996, the Trust's "available-for-sale" securities consisted of the following:

                                                                    (In thousands)
                                                                      Unrealized              Estimated
                                                       Cost       Gains         Losses       Fair Value
                                                     -------      -----        --------      ----------
      Federal National Mortgage
        Association, adjustable rate interest
        currently at 7.623%, due April 1, 2024       $ 3,095         --        $    (13)       $ 3,082

      Federal Home Loan Mortgage
        Corporation, adjustable rate interest
        currently at 6.656%, due June 1, 2024          1,024         --              (4)         1,020

      Federal National Mortgage
        Association, adjustable rate interest
        currently at 7.320%, due April 1, 2025           761         --              (4)           757

      Federal National Mortgage
        Association, adjustable rate interest
        currently at 5.155%, due May 1, 2026           3,681          2              --          3,683

      Federal National Mortgage
        Association, adjustable rate interest
        currently at 5.151%, due June 1, 2026          7,031         33              --          7,064
                                                     -------       ----        --------        -------
                                                     $15,592       $ 35        $    (21)       $15,606
                                                     =======       ====        ========        =======

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

5.    Related-Party Transactions:

      The Trust and Peregrine are both self-administered. However, they share certain costs, including personnel costs, for which the Trust reimburses Peregrine pursuant to a cost allocation agreement based on each trust's respective asset values that is subject to negotiation annually. During the nine month periods ended September 30, 1996, and September 30, 1995, reimbursable costs charged to the Trust by Peregrine approximated $188,000 and $333,000, respectively.

      At September 30, 1996, and December 31, 1995, respectively, the Trust had $46,000 and $45,000 due to Peregrine.

6.    Statement of Cash Flows Supplemental Information:

      In connection with the sale and foreclosure of properties, notes receivable, and property, plant and equipment the Trust entered into various non-cash transactions as follows:

                                                    (In thousands)
                                              For the Nine Months Ended

                                               Sept 30,        Sept 30,
                                                 1996            1995
                                               --------        -------
      Sales price less selling costs           $ 13,898        $    --
      Liabilities applied to sales price            (57)            --
                                               --------        -------
      Net cash received                        $ 13,841        $    --
                                               --------        -------

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

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

6.    Statement of Cash Flows Supplemental Information, continued:

      Cash paid for interest during the three month periods ended September 30, 1996 and 1995, was $135,000 and $165,000, respectively. Cash paid for interest during the nine month periods ended September 30, 1996, and September 30, 1995, was $411,000 and $591,000, respectively.

7.    Per Share Data:

      Per share data is for the three month and nine month periods ended September 30, 1996, and September 30, 1995, based on the weighted average number of shares of beneficial interest outstanding during each period. The weighted average number of shares used in the computation was 9,157,000.

8.    Gain on Foreclosure or Sale of Investments:

      Components of the gain on foreclosure or sale of investments for the three and nine months ended September 30, 1996, and September 30, 1995, were as follows:

                                                             (In thousands)
                                                       For the            For the
                                                  Three Months Ended Nine Months Ended
                                                     September 30,     September 30,
                                                    1996     1995       1996     1995
                                                    ----    ------    -------    ----
      Sale of Fountain View Office Building Note    $130    $   --    $   130     $--
      Sale of Aster Ave. Industrial Complex Note     387        --        387      --
      Sale of Bekins property                         --        --       (164)     --
      Sale of Pavilions at Mesa Note                  --        --        430      --
      Sale of Spacesaver Mini-Storage Note            --        --         30      --
      Sale of Van                                     --        --          1      --
      Sale of Redfield property                       --        --        299      --
      Recognition of deferred gains                   --        --         --     $66
                                                    ----    ------    -------     ---
                                                    $517    $   --    $ 1,113     $66
                                                    ====    ======    =======     ===

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

Overview

During the first three quarters of 1996, California Real Estate Investment Trust continued to implement its strategy to monetize the Trust's assets to implement a growth strategy through merger or acquisitions.

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

Simultaneously, the Trust's four commercial properties were readied for sale. Leasing, capital and tenant improvement expenditures were approved as they related to their impact on potential sales prices. As of the end of the second quarter, Redfield Commerce Center in Scottsdale, Arizona, and the Bekins Storage Facility in Pasadena, California had been sold. Proceeds from these sales have been invested in diversified, unleveraged pools of U.S. Government Agency mortgage-backed securities which satisfy REIT asset qualification requirements.

During this year, the Trust has reduced the book value of the Fulton Square Shopping Center in Sacramento by $994,000 to $1,200,000, and the book value of Totem Square in Kirkland by $749,000 to $7,400,000. Since these properties are no longer being held for investment, but rather for sale, their book value was reduced to more accurately reflect the actual market value of the assets. The decline in Fulton Square Shopping Center's value is primarily the result of the Trust's relatively short lease term on the land underlying the center, the physical condition of the property and changed market conditions in the Sacramento area. Disposition efforts on behalf of Totem Square also indicated the need to reduce this property's book value as it was no longer being held for investment purposes but actively marketed for sale.

As the above activities are completed, the Trust continues to generate substantial amounts of liquid assets with which to pursue an expansion transaction. With a strong cash position, coupled with New York Stock Exchange and Pacific Stock Exchange listings, the Trust is well-positioned to consider a variety of business opportunities. Concurrent with the search for merger or acquisition candidates, the Trust has pursued discussions with outside financing sources, including investment banking firms, to provide either debt or equity financing for CalREIT's expansion plans. At this time, the Trust believes if a potential transaction were to enter the final stages of negotiation such financing would be available.

During the third quarter of this year, Peregrine announced an agreement regarding the potential sale of its 76% ownership interest (6,959,593 shares) in CalREIT to MDC REIT Holdings LLC, an affiliate of the investment banking firm of McCown DeLeeuw & Co. There is no assurance such a transaction will ultimately be consummated with MDC REIT Holdings LLC and any other action that Peregrine might take while it remains a majority shareholder in the Trust is unknown.

Comparison of the Nine Months and Three Months Ended September 30, 1996 to the Nine Months and Three Months Ended September 30, 1995

Net loss of $287,000 was reported by the Trust for the nine months ended September 30, 1996, a decrease of $673,000 from the net income of $386,000 for the nine months ended September 30, 1995. Net loss of $514,000 was reported by the Trust for the three months ended September 30, 1996, a decrease of $614,000 from the net income of $100,000 for the three months ended September 30, 1995. These decreases were the result of a decrease in interest and rental revenues, increased general and administrative expenses, and valuation losses, offset by decreased interest and depreciation expense.

Total Revenues decreased $235,000, or 9%, to $2,422,000 and $171,000, or 18%, to
$771,000 for the nine and three months ended September 30, 1996, respectively, down from $2,657,000 and $942,000 for the nine and three months ended September 30, 1995, respectively. The decrease for the nine months ended September 30, 1996, is primarily attributable to a decrease in interest revenue as a result of the liquidation of a portion of the Trust's note portfolio. The decrease for the three months ended September 30, 1996, is primarily the result of decreased interest and rental revenues.

Rental revenues, including hotel revenues, decreased $31,000, or 2%, to $1,585,000 and $99,000, or 17%, to $482,000 for the nine and three months ended September 30, 1996, respectively, down from $1,616,000 and $581,000 for the nine and three months ended September 30, 1995, respectively. These decreases were primarily the result of decreases in rental revenue due to the sale of the Redfield Commerce Center in March 1996, the sale of the Bekins Storage Facility in May 1996, and the foreclosure of the Casa Grande Motor Inn in February 1996.

Interest revenues decreased $204,000, or 20%, to $837,000 and $72,000, or 20% to $289,000 for the nine months ended September 30, 1996, respectively, down from $1,041,000 and $361,000 for the nine and three months ended September 30, 1995 respectively. These decreases were primarily due to the decrease in interest received on mortgage notes offset by an increase in interest earned on cash accounts and marketable securities.

Total Expenses decreased $258,000, or 11%, to $2,079,000 and $224,000, or 27%,
to $618,000 for the nine and three months ended September 30, 1996, respectively, down from $2,337,000 and $842,000 for the nine and three months ended September 30, 1995, respectively. These decreases were attributable to decreases in depreciation and amortization expenses, as well as interest expense offset by increases in general and administration expenses.

Depreciation and amortization expense decreased $429,000, or 91%, to $45,000 and $143,000, or 88% to $20,000 for the nine and three months ended September 30, 1996, respectively, down from $474,000 and $163,000 for the nine and three months ended September 30, 1995, respectively. These decreases are a direct result of the cessation of depreciation of the Trust's rental properties held for sale.

Interest expense decreased $238,000, or 37%, to $410,000, and $84,000, or 38%,
to $136,000 for the nine and three months ended September 30, 1996, respectively, down from $648,000 and $220,000 for the nine and three months ended September 30, 1995, respectively. These decreases primarily resulted from the cessation of interest expense on the Casa Grande Motor Inn when it was foreclosed upon by the lender in February 1996.

General and administrative expenses increased $362,000, or 51%, to $1,073,000 and $10,000, or 4%, to $293,000 for the nine and three months ended September 30, 1996, respectively, up from $711,000 and $283,000 for the nine and three months ended September 30, 1995, respectively. These increases were due to the net effect of increases and decreases in various expense categories. The largest increases were generated by additional Trustee fees and consulting fees related to expansion transaction activities and the packaging and disposition of the Trust's mortgage notes.

Valuation Losses. As of the end of the third quarter of 1996, the Trust reported total valuation losses of $1,743,000, attributable to impairments in the value of the Fulton Square Shopping Center in Sacramento, California, and the Totem Square property in Kirkland, Washington, as a reflection of the properties' current physical conditions and changed market conditions.

Dispositions. During the first quarter of 1996, the Trust sold Redfield Commerce Center, an office/warehouse property in Scottsdale, Arizona. Its hotel property in Arroyo Grande, California was allowed to be foreclosed upon after the lender refused a proposal from the Trust to restructure the debt terms. The net gain recognized from the sale of the Redfield Commerce Center in Scottsdale, Arizona was $299,000. There was no gain or loss upon the foreclosure of the Casa Grande Motor Inn in Arroyo Grande, California as the net book value of the property was equal to its debt.

During the second quarter of 1996, the Trust sold the Bekins Storage Facility in Pasadena, California. The Trust incurred a loss of $164,000 from the sale of Bekins. Also during the second quarter of 1996, the Trust sold two of its seven mortgage notes. A gain of $430,000 was recognized upon the sale of the Trust's mortgage note which was collateralized by a first deed of trust on an office/commercial building in Phoenix, Arizona, and a gain of $30,000 was recognized upon the sale of the Trust's mortgage note which was collateralized by a second deed of trust on a commercial building in Pacheco, California.

During the third quarter of 1996, the Trust sold two of its five remaining mortgage notes. A gain of $130,000 was recognized upon the sale of the Trust's mortgage note which was collateralized by a first deed of trust on an office building in Scottsdale, Arizona, and a gain of $387,000 was recognized upon the sale of the Trust's mortgage note which was collateralized by a second deed of trust on an office/industrial building in Sunnyvale, California.

Liquidity and Capital Resources

At September 30, 1996, the Trust had $3,248,000 in cash. Its two rental properties had a net book value of $8,562,000 at that date with collateralized indebtedness against the rental properties totaling $4,298,000 (50%). CalREIT's $7,716,000 mortgage note portfolio is carried at a net book value of $1,582,000 due primarily to cumulative write downs in valuation. Its investment in marketable securities had a net book value marked to market at September 30, 1996, of $15,606,000. The primary sources of liquidity for the Trust in the remainder of 1996, which management believes will adequately meet its future liquidity and capital resource requirements, will be cash on hand, cash generated from operations, interest and principal payments on its securities, and cash generated from asset dispositions. The primary demands on the Trust's capital resources will be debt service payments and expenses associated with the search for, analysis of and negotiations with respect to an expansion transaction.

The Trust experienced a net decrease in cash of $1,530,000 for the nine months ended September 30, 1996, compared to a net increase in cash of $907,000 for the nine months ended September 30, 1995, a difference of $2,437,000. For the nine months ended September 30, 1996, cash provided by operating activities was $370,000, down $293,000 from $663,000 during the same period in 1995. Cash provided by investing activities during this same period decreased by $2,481,000 to ($1,845,000), down from $636,000, primarily the result of a reduction in collections on notes receivable and investments in marketable securities funded with cash generated from operations and asset dispositions; and cash used in financing activities decreased by $337,000 from $392,000 to $55,000.

The note on Totem Square of $4,265,000 was originally scheduled to mature on April 1, 1996. The Trust received an extension from the lender to May 1997, under the same terms and conditions as the original agreement.

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

      Funds From Operations and Funds Available for Distribution for the three months and six months ended June 30, 1996 and 1995 are summarized as follows:

            Calculation of Funds From Operations and Funds Available for Distribution

                                                (In thousands)
                            For the Three Months Ended  For the Nine Months Ended
                                   September 30,               September 30,
                                   1996      1995              1996      1995
                                  -----     -----             -----     -----
      Net income before
        gain on foreclosure or
        sale of investments
        and valuation losses      $ 153     $ 100             $ 343     $ 320

      Depreciation and
        amortization                 20       163                45       474
                                  -----     -----             -----     -----
        Funds from operations       173       263               388       794

      Capital improvements           (5)     (113)             (123)     (204)

      Loan principal
        payments                    (17)      (15)              (55)     (392)
                                  -----     -----             -----     -----
        Funds available for
          distribution            $ 151     $ 135             $ 210     $ 198
                                  =====     =====             =====     =====

                           PART II. OTHER INFORMATION


            Item 1:     Legal Proceedings

                        The Trust filed a complaint in San Francisco Superior Court on September 27, 1996, seeking a declaratory judgment against Carrillion V, a California limited partnership, and its general partner (collectively, the "Defendant"), with respect to an earnest money deposit given by the Defendant under a May 1996 mortgage loan purchase agreement (the "MLP"). The Trust asserts that the deposit was forfeited by the Defendant, as liquidated damages, upon the default by the Defendant under the MLP. The deposit is presently held by the designated escrow agent under the MLP. The amount in dispute is $142,950. The defendant has moved to change the venue of the dispute to Santa Clara County, but has otherwise not answered the complaint.

            Item 2:     Changes in Securities
                        None

            Item 3:     Defaults Upon Senior Securities
                        None

            Item 4:     Submission of Matters to a Vote of Security Holders
                        None

            Item 5:     Other Information
                        None

            Item 6:     Exhibit 27 Financial Data Schedules
                        Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CALIFORNIA REAL ESTATE INVESTMENT TRUST



November 14, 1996                         /s/  Frank A. Morrow
-----------------                         --------------------
     Date                                 Frank A. Morrow,
                                          Chairman of the Board and
                                          Chief Executive Officer