Form 10-K
period 1996-12-31
CALIFORNIA REAL ESTATE INVESTMENT TRUST
filed 1997-04-15
CIK 16387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [Fee Required]
         For the fiscal year ended December 31, 1996

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

                                                    Name of Each Exchange
          Title of Each Class                        on Which Registered
  Common Shares of Beneficial Interest             New York Stock Exchange
   $1.00 par value ("Common Shares")               Pacific Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.

                                        Yes  X                    No  __
                                        Sequential Page:           01 of
                                        Exhibit Index:              Page

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                           [   ]


                                  MARKET VALUE

Based on the closing sales price of $5.125 per share, the aggregate market value of the outstanding Common Shares of Beneficial Interest held by non-affiliates of the Registrant as of March 7, 1997 was $11,160,927.

                               OUTSTANDING SHARES

As of March 7, 1997 there were 9,137,335 outstanding Common Shares of Beneficial Interest ("Common Shares"). The Common Shares are listed on the New York and Pacific Stock Exchanges (trading symbol "CT"). Trading is reported in many newspapers as "Cal RE" (CUSIP No. 130559107).

CALIFORNIA REAL ESTATE INVESTMENT TRUST


--------------------------------------------------------------------------------------------------
PART I                                                                                       PAGE
--------------------------------------------------------------------------------------------------
Item 1.          Business                                                                      1-3
Item 2.          Properties                                                                      4
Item 3.          Legal Proceedings                                                               5
Item 4.          Submission of Matters to a Vote of Securities Holders                           5
--------------------------------------------------------------------------------------------------

PART II
--------------------------------------------------------------------------------------------------

Item 5.          Market for the Registrant's Common Equity and Related Security
                          Holder Matters                                                         6
Item 6.          Selected Financial Data                                                         7
Item 7.          Management's Discussion and Analysis of Financial Condition and
                          Results of Operations                                               7-14
Item 8.          Financial Statements and Supplementary Data                                 15-33
Item 9.          Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure                                              34
--------------------------------------------------------------------------------------------------

PART III
--------------------------------------------------------------------------------------------------

Item 10.         Trustees and Executive Officers of the Registrant                           35-37
Item 11.         Executive Compensation                                                         38
Item 12.         Security Ownership of Certain Beneficial Owners and Management                 39
Item 13.         Certain Relationships and Related Transactions                                 40
--------------------------------------------------------------------------------------------------

PART IV
--------------------------------------------------------------------------------------------------

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K             41-46
--------------------------------------------------------------------------------------------------



                                      (i)

                                     PART I

ITEM 1.  BUSINESS


Overview

California Real Estate Investment Trust (the "Trust" or "CalREIT") is a self-administered real estate investment trust ("REIT") formed in 1966 in California as a real estate trust.

In 1995, the Trust analyzed pursuing various opportunities to grow and improve the profitability of its real property and mortgage portfolio, including various acquisition and lending opportunities. To facilitate the growth strategy, the Board of Trustees undertook to redeploy its current asset portfolio into better performing assets. During 1996, the Trust continued its activities in pursuing growth opportunities and explored various alternatives to maximize shareholder value through proposed expansion transactions.

Recent Developments

On January 3, 1997, CalReit Investors Limited Partnership ("CRIL"), an affiliate of Equity Group Investments, Inc. ("EGI") and Samuel Zell, purchased from the Trust's former parent, The Peregrine Real Estate Trust ("Peregrine"), 6,959,593 common shares of beneficial interest in the Trust ("Common Shares") (representing approximately 76% of the outstanding Common Shares) then owned by Peregrine for an aggregate purchase price of $20,222,011.

Prior to the purchase, EGI and Victor Capital Group, L.P. ("VCG") presented to the Board a proposed new business plan for the Trust to cease to be a REIT and to become instead a specialty finance company designed primarily to take advantage of opportunities in the market for high- yielding "mezzanine" investments in commercial real estate. EGI and VCG also proposed, in connection with the new business plan, that they provide the Trust with a new management team to implement the business plan and that they invest through an affiliate a minimum of $30 million in a new class of preferred shares to be issued by the Trust.

The Board approved CRIL's purchase of Peregrine's Common Shares, the new business plan and the issuance of the convertible preferred shares of the Trust at $2.69 per share, the preferred shares to be convertible into common shares of the Trust on a one-for-one basis. The Board also concluded that the transfer to CRIL would not jeopardize the qualification of the Trust as a REIT, and exempted CRIL's ownership from certain provisions of the Trust's declaration of trust intended to discourage ownership of more than 10% of the outstanding shares of the Trust.

In reaching its decision to approve the foregoing, the Board of Trustees considered a number of factors including the attractiveness of the proposed new business plan, the significant real estate investment and financing experience of the proposed new management team and the significant amount of equity capital the Trust would obtain from the proposed preferred share issuance. The Board also considered the terms of previous alternative offers to purchase Peregrine's interest in the Trust of which the Board was aware and the fact that the average price of the Trust's Common Shares during the 60 trading days preceding the Board of Trustees' meeting at which the proposed equity investment was approved was $2.38 per share.

In connection with CRIL's purchase of the 6,959,593 Common Shares from Peregrine, the Board of Trustees increased the size of the Board from five to seven trustees, appointed three new trustees and accepted the resignation of one then incumbent trustee associated with Peregrine.

The Trust has filed a preliminary proxy statement with the Securities and Exchange Commission with respect to the annual meeting of its shareholders which is expected to be held in June. At the annual meeting, the Trust's shareholders will be asked to vote on proposals to (i) approve the issuance by the Trust of $32 to $34 million of cumulative convertible preferred shares ("Preferred Shares") to an affiliate of Samuel Zell and the principals of VCG (the "Investment"), (ii) approve an amended and restated declaration of trust of the Trust, (iii) elect seven trustees to serve on the Trust's board of trustees, (iv) ratify the appointment of Ernst & Young LLP as auditors of the Trust for the fiscal year 1997 and (v) approve a share option plan. The preliminary proxy statement also outlines the terms of the Investment and the Preferred Shares and the Trust's proposed new business plan and management team.

In connection with the commencement of the new business plan (the "New Business Plan"), concurrently with the consummation of the Investment, the Trust will acquire the business of VCG, including VCG's existing management team (the "Acquisition"). The Trust believes that, by acquiring direct ownership of VCG's existing real estate investment banking, real estate advisory and real estate asset management businesses and the services of VCG's experienced management and professional team, the Trust will be better positioned to implement the New Business Plan.

The issuance and sale of the Preferred Shares and related transactions are subject to customary conditions, including completion of definitive documentation.

CRIL, the affiliate of Samuel Zell, that owns the 76% common share interest in the Trust has advised the Trust that it intends to vote in favor of the proposals presented in the proxy statement. Accordingly, approval of the proposals is assured. The record and meeting dates for the annual meeting will be announced in the near future.

Disposition of Properties and Mortgage Notes

Two of the Trust's four commercial properties, Redfield Commerce Center in Scottsdale, Arizona and the Bekins Storage Facility in Pasadena, California, were sold in 1996. Despite improvements in operations and the implementation of a lease arrangement financially favorable to the Trust, the Casa Grande Motor Inn in Arroyo Grande, California was unable to generate sufficient revenue to cover its debt service requirements. After a refusal by the lender to restructure debt terms, the Trust allowed the property to be foreclosed upon in the first quarter of 1996. In addition, four of the Trust's seven mortgage notes were sold during 1996.

The proceeds from these sales were invested in liquid mortgage-backed securities which satisfy REIT-asset qualification requirements and mortgage loans. As of year end, the Trust had $14,115,000 invested in such mortgage backed securities and $1,576,000 in mortgage loans.

As of December 31, 1996, the Trust's investment portfolio included two commercial properties, as well as three mortgage notes secured by real property. Its real estate portfolio, carried at a book value of $8,585,000 as of year end 1996, included Fulton Square Shopping Center in Sacramento, California and a 60% interest in Totem Square, a mixed-use retail property in Kirkland, Washington. A contract for the sale of these two properties was in place as of year end 1996; the sale of Fulton Square closed on February 14, 1997 and the sale of Totem Square closed on March 3, 1997.

The Trust's mortgage note portfolio, carried at a book value of $1,576,000 as of December 31, 1996, consists of three loans which bear interest at an overall effective rate of approximately 8% and are collateralized by mortgages on real property. The investments in the three loans were made prior to 1996.

Management of the Trust's Investments

All strategic and investment decisions are made by the Board of Trustees. The Trust is self-administered and has no employees; in 1996 operating and administration services were provided by the employees of Peregrine (for which Peregrine received a reimbursement of costs) and by independent contractors. As of January 7, 1997, the arrangement with Peregrine was mutually terminated. Day-to-day operations and administration of CalREIT are currently being provided by independent contractors.

United Property Services, Inc. ("UPSI"), with an office in Sacramento, was the property manager for the Trust's commercial properties. UPSI operated under an agreement signed in 1994 that ran for consecutive month-to-month terms, but was terminable by either the Trust or UPSI upon 30 days notice or upon disposition of the properties. The Trust's agreement with UPSI terminated upon the disposition of Totem Square. The Trust's agreement with CapStar, the hotel management signed to lease the Casa Grande Motor Inn in 1994, terminated in February 1996 with disposition of the hotel property.

The Trust's financial and operating performance information is further set forth in the accompanying financial statements.

______________________________________________________________________________

ITEM 2:  PROPERTIES

The following table sets forth certain information relating to properties owned by the Trust at December 31, 1996. All of the properties are suitable for the purpose for which they are designed and are being used.


                                                    Date of          Ownership        Square           Total
Direct Equity Investments                           Acquisition     Percentage         Feet          Cost (1)      Encumbrances
SHOPPING CENTERS:
   Fulton Square, Sacramento, California               5/91                 100%         35,493  $    3,618,000          -
   Totem Square, Kirkland, Washington                 11/90                  60%        126,623       9,520,000      $4,283,000
                                                                                                 --------------      ----------
Total shopping centers                                                                               13,138,000       4,283,000
                                                                                                 --------------      ----------

                                                                                                 --------------      ----------
                                                                                                 $   13,138,000      $4,283,000
                                                                                                 ==============      ==========

(1) Total cost before any reduction for valuation allowance related to investments and accumulated depreciation.

______________________________________________________________________________

Item 3.          Legal Proceedings

The Trust filed a complaint in San Francisco Superior Court on September 27, 1996, seeking a declaratory judgment against Carrillion V, a California limited partnership, and its general partner, with respect to an earnest money deposit given by the Defendant under a May 1996 mortgage loan purchase agreement. The dispute was settled out-of-court in the Trust's favor in the first quarter of 1997.

______________________________________________________________________________

Item 4.          Submission of Matters to a Vote of Securities Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1996.

______________________________________________________________________________

                                    PART II
______________________________________________________________________________

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

CalREIT's Common Shares are listed on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange ("PSE"). The trading symbol for CalREIT's Common Shares ("Common Shares") is "CT". The Trust had approximately 1,690 shareholders of record at March 20, 1997.

The following tables set forth the high and low sales prices of CalREIT Common Shares on the NYSE during the last two years as reported by Dow Jones & Company, Inc. The Trust did not declare or make any distributions on the Common Shares in 1995 and 1996.

The Trust does not currently expect to declare or pay dividends on its Common Shares in the foreseeable future. The policy of the Board of Trustees following adoption of the amended and restated Declaration of Trust will be to reinvest Trust earnings. Unless all accrued dividends and other amounts then accrued through the end of the last dividend period and unpaid with respect to the Preferred Shares have been paid in full, the Trust may not declare or pay or set apart for payment any dividends on the Common Shares. The policy of reinvesting earnings, among other things, will cause the Trust's REIT status to terminate.


                    MARKET PRICE AND DISTRIBUTIONS DECLARED

                                           Quarter Ended
                                           ---------------------------------------------

                                           3/31/96          6/30/96          9/30/96            12/31/96
         High                            $  1-1/2          $  1-7/8        $  2-3/4           $  2-7/8
         Low                             $  1-1/8          $  1-3/8        $  1-5/8           $  1-7/8
         Distributions                         -               -                -                  -
---------------------------------------------------------------------------------------------------------------
                                           3/31/95          6/30/95          9/30/95            12/31/95


         High                            $  1-5/8         $  1-7/8         $  1-5/8           $  1-1/2
         Low                             $  1-5/8         $  1-3/4         $  1-1/2           $  1-3/8
         Distributions                         -               -                -                  -
---------------------------------------------------------------------------------------------------------------

______________________________________________________________________________

Item 6.          Selected Financial Data

The following represents selected financial data for CalREIT for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. The data should be read in conjunction with other financial statements and related notes included elsewhere herein.

                                                         Year Ended December 31

                                              (Amounts in thousands, except per share data)

                                           1996           1995           1994          1993           1992
                                           ----           ----           ----          ----           ----
         Operating results:
           Revenue                     $  3,155     $    3,535      $  4,898       $  5,453       $  5,889
           Operating
              Income (loss)                 260            437           301           (340)           823
           Net loss(1)                     (414)        (2,778)          (36)        (8,111)       (10,279)

         Per Common Share:
           Net loss                    $  (0.05)    $    (0.30)     $  (0.00)      $   (.89)      $  (1.13)
           Distributions                                     -           .10            .23            .20

         Financial Position:
           Total assets                $ 30,036     $   33,532      $ 36,540       $ 42,194       $ 55,477
           Long-term obligations          5,169          8,335         8,740         13,360         15,682

(1)      Includes valuation losses of $1,743; $3,281; $119; $8,146; and $11,609 for 1996, 1995, 1994, 1993 and 1992, respectively. See Note 5 of the Notes to Consolidated Financial Statements for a further discussion.

______________________________________________________________________________

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust has heretofore elected to be taxed as REIT. As long as the Trust qualifies as a REIT, dividends paid to shareholders will be allowed as a deduction for purposes of determining income subject to federal corporate income tax. As a result, as long as the Trust qualifies as a REIT, the Trust will not be subject to federal income tax on the portion of its net income that is distributed to shareholders. However, following consummation of the Investment and the Acquisition, the Trust anticipates that its status as a REIT will terminate and it will become subject to income and franchise taxes on its income to the extent that it cannot offset such income with net operating losses or capital loss carryforwards.

Since November 1990, the Trust has not made new investments in income-producing real property. During this period, the Trust originated new mortgage loans in connection with the disposition of property owned.

The Trust previously developed an expansion strategy to pursue growth opportunities through acquisitions, joint venture arrangements and a possible infusion of new capital. In late 1994 and 1995, after pursuing opportunities to grow and improve the profitability of its real property and mortgage portfolio (including acquiring the hotel assets of Peregrine), the Board of Trustees determined that the Trust should redeploy its current asset portfolio into better performing assets. The Trust pursued the foregoing, and by the end of March 1997, the Trust had sold or disposed of all of its income-producing properties and had invested the proceeds in liquid mortgage-backed securities which satisfy REIT-asset qualification requirements and mortgage loans. As of December 31, 1996, the Trust had $14,115,000 invested in such mortgage-backed securities and $1,576,000 in mortgage loans.

Following is a discussion and analysis on the operations and financial results of 1996 compared with the operations and financial results of 1995 and 1994. For comparison purposes, it should be noted that the CalREIT property portfolio underwent a significant reduction in size between 1994 and 1996. At the beginning of 1994, CalREIT owned a total of six properties, one of which was sold in the latter half of the year. In 1995, CalREIT owned four commercial properties, one hotel and a portfolio of seven mortgage notes. During 1996, the Trust disposed of two of its commercial properties, the hotel and four mortgage notes. As of year end 1996, the Trust's real estate portfolio included two commercial properties and three mortgage notes.

In 1994, Peregrine, the majority shareholder at the time, voted its shares to replace CalREIT's Board of Trustees. The new Board terminated the contracts of CalREIT's then outside advisor and property manager and appointed new management. During 1994, management concentrated on stabilizing property operations and bringing mortgage note payments due the Trust current. A new property management company was selected to oversee operations at the Trust's commercial properties and a hotel management company was engaged to lease the hotel property.

In 1995, the Board of Trustees was expanded to include two independent Trustees. Also in 1995, CalREIT developed and began to implement its strategy to expand the Trust to improve shareholder value. Management began to monetize the Trust's assets to facilitate a growth strategy through a merger or acquisition transaction. As part of this strategy, the Trust's four remaining commercial properties were readied for sale. Leasing, capital and tenant improvement expenditures were approved as they related to their impact on potential sales prices. As of the end of 1995, Redfield Commerce Center was in escrow and the other three commercial properties were listed with real estate brokerage firms.

In the first quarter of 1996, the sale of Redfield Commerce Center closed and the Trust allowed foreclosure on its hotel because of the property's limited investment potential given the lender's unwillingness to restructure the debt. In the second quarter of 1996, the Bekins Storage Facility was sold. As part of the Trust's disposition activities, a portion of the Trust's portfolio of mortgage notes were packaged for sale and by the end of the third quarter four mortgage notes had been sold. The two remaining commercial properties, Fulton Square and Totem Square, had a total net book value of $8,585,000 at December 31, 1996 with collateralized indebtedness totaling $4,283,000 (50%). The Trust's $7,703,000 mortgage note portfolio of three notes had a net book value of $1,576,000 as of December 31, 1996, the reduction in value due primarily to cumulative write downs in valuation.

Simultaneous with disposition activities throughout 1996, management and a Special Committee appointed by the Board of Trustees continued to explore growth opportunities for the Trust. Potential transactions involving hotels, apartments, mortgage investments, mobile home communities and a variety of other proposals were reviewed and potential merger candidates investigated.

Liquidity and Capital Resources

The Trust's primary liquidity and capital resources include its cash, marketable securities and cash generated from the monetization of assets. The Trust's unrestricted cash totaled $4,698,000 on December 31, 1996, down slightly from $4,778,000 at December 31, 1995. In 1996, the Trust's principal sources of liquidity were from cash on hand, operating income, and from interest and principal payments from investments in liquid mortgage-backed securities. As of December 31, 1996, the Trust had $14,115,000 invested in such marketable securities. No dividends were paid by CalREIT in 1996.

Debt service paid on the Trust's first mortgage notes totaled $496,000 in 1996. The note on Totem Square of $4,256,000 was originally scheduled to mature on April 1, 1996. The Trust received an extension from the lender to May 1, 1997, under the same terms and conditions as the original agreement. Upon the sale of its two remaining commercial properties, which occurred in February and March of 1997, the Trust has retired all first mortgage debt obligations.

The major sources of liquidity for the Trust in 1997 will be its cash on hand as well as interest and principal payments from its investments in real estate securities. In addition, in connection with the Investment, the Trust will obtain between $32 and $34 million in new equity capital to be used in implementing the New Business Plan. See "Item 1 - Recent Developments."

The primary demands on the Trust's capital resources in 1997 will be funding the implementation of the New Business Plan. The Trust believes that the Trust has sufficient financial resources to meet the cash requirements contemplated by the plan.

Funds From Operations

REIT analysts generally consider Funds From Operations ("FFO") an appropriate measure of performance in comparing the results of operations of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles before gains and losses on sales of property and from debt restructuring plus depreciation and amortization. Funds Available for Distribution ("FAD") is defined as FFO less capital expenditures funded by operations and loan amortization. The Trust believes that in order to facilitate a clear understanding of the historical operating results of the Trust, FFO and FAD should be examined in conjunction with net income (loss) as presented in this report. FFO and FAD should not be considered as an alternative to net income
(loss) as an indication of the Trust's performance or to cash flow as a measure of liquidity.

FFO (which was computed without adding back amortization of deferred financing costs and depreciation of non-rental real estate assets) and FAD for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

   Calculation of Funds From Operations and Funds Available for Distribution
                             (Dollars in thousands)

                                                                             1996           1995         1994
                                                                             ----           ----         ----
           Net income before gain (loss)
             on foreclosure or sale of investments and
             valuation losses                                           $     260       $    437      $    301
           Depreciation and amortization                                       64            662           595
                                                                        ---------        -------      --------

           Funds From Operations                                              324          1,099           896

           Capital Improvements                                              (146)          (321)         (106)

           Loan principal payments                                            (77)          (405)          (94)
                                                                        ---------        -------      --------

           Funds Available for Distribution                             $     101       $    373      $    696
                                                                        =========        =======      ========

FFO totaled $324,000 in 1996, down 71% from the FFO of $1,099,000 in 1995. FFO in 1995 was up 23% from $896,000 in 1994. The decrease in 1996 was primarily due to a reduction in the number of assets contributing to the Trust's income pool. The increase in FFO in 1995 over 1994 was a result of significant reductions in operating expenses resulting from the sales of properties and the leasing of the hotel to a third party. There were no cash distributions paid to shareholders in either 1995 or 1996 as the Trust continued to build its reserves for a potential expansion transaction; distributions paid to shareholders totaled $890,000 in 1994.

Results of Operations

As of December 31, 1996, 1995, and 1994 overall weighted occupancy levels by class of property were as follows:



         Property Type                                      1996             1995               1994
         -------------                                      ----             ----               ----
         Shopping Center                                       77%              83%              77%
         Hotel                                                   -              52%              42%


The weighted average occupancy is calculated by multiplying the occupancy for each property by its square footage and dividing by the square footage in the portfolio.

Revenues

Total revenues were $3,155,000 in 1996, down 11% from $3,535,000 in 1995, which were down 26% from $4,787,000 in 1994. The decrease reported in 1996 was primarily attributable to a decrease in interest revenue as a result of the liquidation of a portion of the Trust's note portfolio and decreased rental revenues. In 1995, there was a $473,000 reduction in hotel revenue compared to the prior year as a result of the terms and conditions of the lease arrangement in place throughout 1995.

Rental revenues at the Trust's commercial properties were $2,019,000 in 1996, down 4% from $2,093,000 in 1995. Rental revenues in 1995 were down 19% from $2,593,000 in 1994. The decrease in rental revenues reported in 1996 was attributable primarily to the absence of rent collected at Redfield Commerce Center and the Bekins Storage Facility which were sold in the first half of the year. The decrease in rental revenue in 1995 compared to that collected in 1994 was attributable to the absence of $196,000 in rent collected in the prior year at the Imperial Canyon Shopping Center prior to its sale, as well as a decrease of $305,000 in rents collected at Fulton Square Shopping Center and Totem Square.

Because of the disposition of the Trust's hotel property in February 1996, and the change in the status of the hotel from direct management to a lease arrangement, a comparison of 1996, 1995 and 1994 revenues generated by this property is not relevant. No revenues were generated to the Trust by the hotel in 1996. The revenues generated in 1996 are comprised of lease revenues net of any bad debt from CapStar, the hotel management company which leased the Casa Grande Motor Inn. Despite improvements in operations and the implementation of a lease arrangement financially favorable to the Trust, in 1994 the hotel was unable to generate sufficient revenue to cover its debt service requirements. The Trust suspended debt payments in 1995 and after a refusal by the lender to restructure debt terms, CalREIT allowed the property to be foreclosed upon in the first quarter of 1996.

Revenues from interest were $1,136,000 in 1996, down 19% from $1,396,000 in 1995. The decrease was the result of a lower amount of interest received due to the sale of certain mortgage notes offset by an increase in interest earned on cash accounts and marketable securities. Revenues from interest in 1995 were down 17% from 1994 revenues from interest of $1,675,000. In 1994, the Trust recognized an additional $735,000 in interest income on one of its mortgage notes. In September 1994, this note was modified and $491,000 of accrued interest, the recognition of which had been deferred, was paid in consideration for releasing an asset from the pool of properties collateralizing the note. This event was the primary cause of the decrease of interest income in 1995 from 1994.

Expenses

Total expenses were $2,895,000 in 1996, down 7% from $3,098,000 in 1995.  In
1995, total expenses were down 31% from total expenses of $4,486,000 in 1994. The reduction in expenses in 1996 was primarily the result of the downsizing of the Trust's portfolio which reduced depreciation, interest expense and associated property operating expenses. The reduction in expenses by $1,388,000 in 1995 over those of 1994 resulted from reduced interest expense and hotel and commercial property operating expenses caused by the downsizing of the Trust's portfolio and the lease agreement with the hotel management company. As noted above, due to the disposition of the hotel property and the change in the management of hotel operations in 1994, a direct comparison of 1996, 1995 and 1994 results is not relevant. In 1996, the hotel, as a function of the operating lease agreement generated no income or expense to the Trust. In 1995, hotel operating expenses decreased $763,000 from 1994, attributable to the leasing of the property to a third-party hotel management company in mid-year.

Interest expense was $547,000 in 1996, down 33% from $815,000 in 1995, which was down 22% from $1,044,000 in 1994. The decrease in 1996 reflected the disposition of the hotel property. The decrease in interest expense in 1995 over that of 1994 reflected the sale of the Imperial Canyon Shopping Center and the payoff of the note on the Fulton Square Shopping Center.

The 1996 non-cash depreciation charge was $64,000, a decrease of 90% from $662,000 in 1995. Depreciation charges increased 11% in 1995 compared to the depreciation charge of $595,000 in 1994. The decrease in 1996 reflected the sale of Redfield Commerce Center, the Bekins Storage Facility and the disposition of the hotel property. In addition, the Trust's two remaining properties were not depreciated in 1996 because they were being held for sale. The slight increase in 1995 over that of 1994 resulted from amortization of certain property specific expenses.

General and administrative expenses were $1,503,000 in 1996, up significantly from $933,000 in 1995. General and administrative expenses in 1995 were up 15% from the $813,000 reported in 1994. While the Trust was able to lower a number of office expenses, a net increase in general and administrative costs occurred in 1996 due primarily to an accelerated investigation of potential merger or acquisition candidates plus due diligence costs related to the expansion transaction which had not been incurred in the prior year. Throughout 1996, CalREIT continued to be negatively impacted by its small size with respect to general and administrative expenses. As a result of certain fixed costs required to operate a public company, a disproportionate amount of funds was spent on overhead expenses and administration of the Trust. A potential benefit to an expansion of the Trust is expected to be a reduction in the percentage of revenues required to support overhead and administrative activities. The increase in general and administrative costs in 1995 over those of 1994 was primarily due to legal and accounting costs which had not been incurred in the prior year, plus expansion transaction development costs.

Net Loss

The net loss for the Trust in 1996 was $414,000, a substantial decrease over
the net loss of $2,778,000 reported in 1995.   This improvement was primarily
the result of sales proceeds received by the Trust from property and mortgage note dispositions offset by valuation losses discussed further below. Net loss in 1995 was up significantly from a net loss of $36,000 reported in 1994. The increase in net loss in 1995 compared to 1994 was due primarily to a substantial difference in valuation losses charged in 1995 as compared to those charged in 1994.

Operating income was $260,000 in 1996, down 41% from $437,000 in 1995.  In 1995 operating income was up 45% from $301,000 in 1994. The $177,000 decline in operating income in 1996 was primarily the result of an increase in Trust operating expenses during the year offset by a re-duction in depreciation charges. Operating income in 1995 was $136,000 greater than that reported in 1994, primarily because of lower interest expense and reduced hotel operating expenses.

Net Gain or Loss on Foreclosure or Sale of Investments

Income before valuation losses to the Trust was $1,329,000 in 1996 as compared to $503,000 in 1995 and $83,000 in 1994. The net gain recognized from the sale of the Redfield Commerce Center in the first quarter of 1996 was $299,000. There was no gain or loss upon the foreclosure of the Casa Grande Motor Inn in the first quarter of 1996 as the net book value of the property was equal to its debt.

During the second quarter of 1996, the Trust incurred a net loss of $164,000 from the sale of the Bekins Storage Facility. Also during the second quarter of 1996, the Trust sold two of its seven mortgage notes. A gain of $430,000 was recognized upon the sale of the Trust's mortgage note which was collateralized by a first deed of trust on an office/commercial building in Phoenix, Arizona; and a gain of $30,000 was recognized upon the sale of the Trust's mortgage note which was collateralized by a second deed of trust on a commercial building in Pacheco, California. During the third quarter of 1996, the Trust sold two more mortgage notes. A gain of $115,000 was recognized upon the sale of the Trust's mortgage note which was collateralized by a first deed of trust on an office building in Scottsdale, Arizona; and a gain of $357,000 was recognized upon the sale of the Trust's mortgage note which was collateralized by a second deed of trust on an office/industrial building in Sunnyvale, California.

In 1995, the Trust recognized a deferred gain from the partial principal payment received on one of its mortgage notes. During the first five months of 1994, the Trust's hotel property experienced an average operating loss after debt service of $107,000 per month. With the execution of a lease with CapStar in 1994, the hotel management company, this amount was reduced to approximately $8,600 per month, the difference between the monthly lease payment of $20,000 and the property's monthly debt service requirement of $28,600. The lease with CapStar was renegotiated in June 1995, reducing the monthly lease payments from $20,000 to approximately $9,000; therefore, increasing the loss recorded by the Trust. In 1994 the Trust experienced a gain of $114,000 on the sale of one property and the recognition of a deferred gain from the partial principal payment on one of its mortgage notes. This was offset by a $344,000 loss from the release of and default on two of the Trust's mortgage notes held at that time.

Valuation Losses

For the year ended December 31, 1996, the Trust reported total valuation losses of $1,743,000. By year end, the Trust had reduced the book value of the Fulton Square Shopping Center to $1,215,000 and the book value of Totem Square to $7,370,000. Since these properties were no longer being held for investment, but rather for sale, their book value was reduced to more accurately reflect the then current market value of the assets. The decline in Fulton Square Shopping Center's value was the result of the Trust's relatively short lease term on the land underlying the center, the physical condition of the property and changed market conditions in the Sacramento area. Disposition efforts on behalf of Totem Square also indicated the need to reduce this prop-erty's book value as it was no longer being held for investment purposes but actively marketed for sale. Both properties were sold in the first quarter of 1997.

In 1995, valuation losses of $3,281,000 resulted from the write down in value of two commercial properties and five mortgage notes. In 1994, valuation losses of $119,000 resulted from the write down of value on two commercial properties. In 1996, 1995 and 1994 there were no extraordinary items.

Significant Changes in the Economic Environment

Changing interest rates are not expected to have a significant effect on the Trust's operations in 1997 as most of the Trust's assets had been monetized by year end. Should the Trust desire to undertake debt obligations or to raise equity capital in the future, an increase in interest rates would make either debt or equity capital more costly.

______________________________________________________________________________

Item 8.          Financial Statements and Supplementary Data

Index                                                                                                    Page
-------------------------------------------------------------------------------------------------------------
Consolidated Financial Statements

         Reports of Independent Accountants                                                                 16

         Consolidated Balance Sheets                                                                        17

         Consolidated Statements of Operations                                                              18

         Consolidated Statements of Changes in Shareholders' Equity                                         19

         Consolidated Statements of Cash Flows                                                              20

         Notes to Consolidated Financial Statements                                                      21-33

Schedule III - Real Estate and Accumulated Depreciation                                                  42-44

Schedule IV - Mortgage Loans on Real Estate                                                              45-46

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees of California
    Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of California Real Estate Investment Trust and Subsidiary (the "Trust") as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Real Estate Investment Trust and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                        Coopers & Lybrand L.L.P.

San Francisco, California
February 14, 1997

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                                                   1996                 1995
                                                                                   ----                 ----
                 ASSETS
Investments, Generally Held for Sale:
    Rental properties, less accumulated depreciation of
      $0 and $2,777,000 in 1996 and 1995,
      respectively, and valuation allowances of
      $0 and $6,898,000 in 1996 and 1995,
      respectively                                                          $ 8,585,000         $ 17,215,000
    Notes receivable, net of valuation allowances and
      deferred gains of $6,127,000 and $9,151,000 in
      1996 and 1995, respectively                                             1,576,000           10,502,000
    Marketable securities available-for-sale                                 14,115,000                  -
                                                                             ----------          -----------
                                                                             24,276,000           27,717,000

Cash                                                                          4,698,000            4,778,000
Receivables, net of allowance of $1,001,000 and $700,000
  in 1996 and 1995, respectively                                                707,000              680,000
Other assets, net of valuation allowance of $0 and
  $310,000 in 1996 and 1995 respectively                                        355,000              357,000
                                                                            -----------         ------------

         Total Assets                                                     $  30,036,000         $ 33,532,000
                                                                          =============           ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Long-term notes payable, collateralized by deeds of trust
      on rental properties                                                 $  5,169,000         $  8,335,000
    Accounts payable and accrued expenses                                       326,000              209,000
    Other liabilities                                                            70,000               81,000
                                                                          -------------        -------------

         Total Liabilities                                                    5,565,000            8,625,000
                                                                            -----------          -----------

Commitments (Note 10)

Shareholders' Equity:
    Shares of beneficial interest, par value $1 a share; unlimited authorization, 9,137,000 and 9,137,000 shares
      outstanding in 1996 and 1995, respectively                              9,137,000            9,137,000
    Additional paid-in capital                                               55,118,000           55,118,000
    Unrealized holding loss on marketable securities                            (22,000)                  -
    Accumulated deficit                                                     (39,762,000)         (39,348,000)
                                                                           ------------          -----------

         Total Shareholders' Equity                                          24,471,000           24,907,000
                                                                             ----------           ----------

                      Total Liabilities and Shareholders' Equity          $  30,036,000         $ 33,532,000
                                                                          =============         ============


          See accompanying notes to consolidated financial statements.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1996, 1995 and 1994

                                                                 1996               1995              1994
                                                                 ----               ----              ----
Revenues:
    Rent                                                      $2,019,000        $ 2,093,000        $2,593,000
    Interest                                                   1,136,000          1,396,000         1,675,000
    Hotel                                                             --             46,000           519,000
                                                              ----------        -----------        ----------
                                                               3,155,000          3,535,000         4,787,000
                                                              ----------        -----------        ----------

Expenses:
    Operating expenses                                           685,000            584,000         1,011,000
    Hotel operating expenses                                          --              8,000           771,000
    Property management                                           96,000             96,000           252,000
    Depreciation and amortization                                 64,000            662,000           595,000
    Interest                                                     547,000            815,000         1,044,000
    General and administrative                                 1,503,000            933,000           813,000
                                                              ----------        -----------        ----------
                                                               2,895,000          3,098,000         4,486,000
                                                              ----------        -----------        ----------

           Income before gain (loss) on
             foreclosure or sale of investments and
             valuation losses                                    260,000            437,000           301,000

Net gain (loss) on foreclosure or sale of
  investments                                                  1,069,000             66,000         (218,000)
                                                              ----------        -----------        ---------

           Income before valuation losses                      1,329,000            503,000            83,000

Valuation losses                                               1,743,000          3,281,000           119,000
                                                              ----------        -----------        ----------

           Net Loss                                             (414,000)        (2,778,000)          (36,000)
                                                              ==========        ===========        ==========
Net loss per share of beneficial interest                     $     (.05)       $     (0.30)       $    (0.00)
                                                              ===========       ===========        ==========


          See accompanying notes to consolidated financial statements.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1995 and 1994


                                                               Shares of                Additional
                                                          Beneficial Interest            Paid-in
                                                        Number           Amount          Capital
                                                        ------           ------          -------
Balance at January 1, 1994                             9,125,000       $9,125,000       $55,106,000
Net loss                                                     -                -                 -
Proceeds from shares issued                               12,000           12,000            12,000
Distributions                                                -                -                 -
                                                       ---------       ----------       -----------
Balance at December 31, 1994                           9,137,000        9,137,000        55,118,000
Net loss                                                     -                -                 -
                                                       ---------       ----------       -----------
Balance at December 31, 1995                           9,137,000        9,137,000        55,118,000
                                                       ---------        ---------        ----------
Unrealized holding loss on marketable securities             -                -                 -
Net loss                                                     -                -                 -

Balance at December 31, 1996                           9,137,000       $9,137,000       $55,118,000
                                                       =========       ==========       ===========

                                                                        Unrealized
                                                                       Holding Loss         Total
                                                     Accumulated      on Marketable     Shareholders'
                                                       Deficit          Securities         Equity
                                                    ------------      -------------     -------------
Balance at January 1, 1994                          $(35,620,000)        $    -         $28,611,000
Net loss                                                 (36,000)                           (36,000)
Proceeds from shares issued                                  -                               24,000
Distributions                                           (914,000)                          (914,000)
                                                    ------------                        -----------
Balance at December 31, 1994                         (36,570,000)                        27,685,000
Net loss                                              (2,778,000)                        (2,778,000)
                                                    ------------                        -----------
Balance at December 31, 1995                         (39,348,000)                        24,907,000
                                                    ------------                        -----------
Unrealized holding loss on marketable securities             -            (22,000)          (22,000)
Net loss                                                (414,000)             -            (414,000)
                                                    ------------         --------       -----------
Balance at December 31, 1996                        $(39,762,000         $(22,000)      $24,471,000
                                                    ============         ========       ===========



          See accompanying notes to consolidated financial statements.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994

                                                                 1996              1995               1994
                                                                 ----              ----               ----
Cash flows from operating activities:
    Net (loss)                                              $  (414,000)        $(2,778,000)       $  (36,000)
                                                            ------------        -----------        ----------
    Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
      Depreciation and amortization                               64,000            662,000           595,000
      (Gain) loss on foreclosure or sale of
        investments                                           (1,069,000)           (66,000)          218,000
      Valuation losses                                         1,743,000          3,281,000           119,000
      Changes in assets and liabilities:
         (Increase) decrease in receivables                      (38,000)           294,000           107,000
         (Increase) decrease in other assets                     (61,000)          (282,000)           82,000
         Increase (decrease) in accounts payable
           and accrued expenses                                  226,000            166,000           (45,000)
         Increase (decrease) in other liabilities                 (2,000)            11,000          (106,000)
                                                            ------------        -----------        ----------
           Total adjustments to net (loss)                       863,000          4,066,000           970,000
                                                            ------------        -----------        ----------
           Net cash provided by operating activities             449,000          1,288,000           934,000
                                                            ------------        -----------        ----------
Cash flows from investing activities:
    Payments related to sales of rental properties                    --                 --          (100,000)
    Proceeds from sale of assets                              13,796,000                 --                --
    Improvements to rental properties                           (146,000)          (321,000)         (106,000)
    Collections on notes receivable                               35,000            850,000           346,000
    Purchase of marketable securities                        (15,849,000)                --                --
    Principal collection of marketable securities              1,712,000                 --                --
    Increase in notes receivable                                      --                 --          (175,000)
                                                            ------------        -----------        ----------
         Net cash (used in) provided by investing activities    (452,000)           529,000           (35,000)
                                                            ------------        -----------        ----------
Cash flows from financing activities:
    Principal payments on long-term notes payable                (77,000)          (405,000)          (94,000)
    Distributions paid                                                --                 --          (890,000)
                                                            ------------        -----------        ----------
           Net cash used in financing activities                 (77,000)          (405,000)         (984,000)
                                                            ------------        -----------        ----------
           Net (decrease) increase in cash                       (80,000)         1,412,000           (85,000)
Cash, beginning of year                                        4,778,000          3,366,000         3,451,000
                                                            ------------        -----------        ----------
Cash, end of year                                           $  4,698,000        $ 4,778,000        $3,366,000
                                                            ============        ===========        ==========





          See accompanying notes to consolidated financial statements.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Summary of Significant Accounting Policies:

                                  Organization

         California Real Estate Investment Trust (the "Trust" or "CalREIT") was organized under the laws of the State of California pursuant to a Declaration of Trust dated September 15, 1966.

         The Trust became a partner of Totem Square, L. P. ("Totem"), a Washington Limited Partnership in which the Trust owns a 59% interest, on November 30, 1990. The Trust also formed CalREIT Totem Square, Inc. ("Cal-CORP") to act as general partner of Totem. Cal-CORP has a 1% interest in Totem, and Totem Square Associates, an unrelated party, has the remaining 40%.

         In 1994, the Trust operated as a subsidiary of The Peregrine Real Estate Trust ("Peregrine"), which then held 76% of the Trust's outstanding Shares of Beneficial Interest. In April 1994, Peregrine replaced the CalREIT Board of Trustees with a slate of its own Trustees. In 1995, the Board was expanded from three to five Trustees, two of whom were independent. In 1996, the Board of Trustees was comprised of two independent Trustees, one Trustee who concurrently served on the Board of Trustees of Peregrine, a former officer of the Trust, and the then Chief Executive Officer of the Trust.

         On January 3, 1997, Peregrine sold its entire 76%-ownership interest in the Trust to CalREIT Investors Limited Partnership, an entity controlled by Samuel Zell. Simultaneous with the closing of this Transaction, the Board of Trustees was expanded to seven members; one Trustee, who also served on the Peregrine Board of Trustees, resigned; and three additional Trustees, nominated by CRIL, were appointed to the Board.

         At the end of 1996, the Trust owned two commercial properties, Fulton Square Shopping Center and Totem Square located in Sacramento, California and Kirkland, Washington, respectively. The Trust also owned a mortgage note portfolio of three notes encompassing approximately $7.7 million in loans, with an aggregate book value of approximately $1.6 million. These loans bear interest at an overall effective rate of approximately 8%. They are collateralized by mortgages on real property. Most of the investments in the three loans were originated by the Trust in connection with the disposition of Trust properties prior to 1996. Additionally, at December 31, 1996, the Trust had approximately $14 million invested in liquid mortgage-backed securities.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies, continued:

                          Principles of Consolidation

         For 1996, 1995 and 1994, the consolidated financial statements include the accounts of the Trust, Cal-CORP and Totem.

                               Rental Properties

         At December 31, 1996 and 1995, rental properties are carried at cost, net of accumulated depreciation and less a valuation allowance for possible investment losses. The Trust's valuation allowance for possible investment losses represents the excess of the carrying value of individual properties over their appraised or estimated fair value less estimated selling costs. At December 31, 1996 all rental properties are classified as held for sale and valued at net estimated sales price.

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

         When applicable, the allowance for depreciation and amortization has been calculated under the straight-line method, based upon the estimated useful lives of the properties which lives range from 30 to 40 years. Expenditures for maintenance, repairs and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred.

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

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies, continued:

                                  Income Taxes

         The Trust has elected to be taxed as a real estate investment trust and as such, is not taxed on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its real estate trust taxable income is distributed and that the Trust meets certain other REIT requirements. Due to federal and California tax net operating loss carryforwards ("NOLs"), the Trust does not have taxable income for the year ended December 31, 1996. The Trust has federal and California NOLs as of December 31, 1996 of approximately $17,631,000 and $5,194,000, respectively. Such NOLs expire through 2011 for federal and 2001 for California. The Trust also has a federal and California capital loss carryover of approximately $1,567,000 that can be used to offset future capital gain.

         Due to the transaction and the prior year ownership change related to the Peregrine bankruptcy, NOLs are limited for both federal and California to approximately $1,500,000 annually. Any unused portion of such annual limitation can be carried forward to future periods.

                                      Cash

         The Trust invests its cash in demand deposits with banks with strong credit ratings. Bank balances in excess of federally insured amounts totaled $4,301,000 and $4,577,000 as of December 31, 1996 and 1995,
         respectively. The Trust has not experienced any losses on these deposits.

                              Sales of Real Estate

         The Trust complies with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." Accordingly, the recognition of gains on certain transactions are deferred until such transactions have complied with the criteria for full profit recognition under the Statement. The Trust had deferred gains of $239,000 and $1,103,000 at December 31, 1996 and 1995,
         respectively.

                          Interest Income Recognition

         The Trust recognizes interest income on notes receivable when it is estimated that the fair value of the collateral related to the note is adequate.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies, continued:

                            Risks and Uncertainties

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Impairment of Long-Lived Assets

         In 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. This statement requires that companies review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow before interest, the company must recognize an impairment loss equal to the difference between its carrying amount and its current value. After an impairment is recognized, the reduced carrying amount of the asset shall be accounted for as its new cost. For a depreciable asset, the new cost shall be depreciated over the asset's remaining useful life. Long-lived assets to be disposed of shall be reported at the lower of carrying amount or fair value less cost to sell. In 1996, the Trust adopted the provisions of SFAS 121. Generally, fair values are estimated using undiscounted cash flow, direct capitalization and market comparison analyses.

                               Net Loss Per Share

         Net loss per share of beneficial interest is based upon the weighted-average number of shares of beneficial interest outstanding. Shares of beneficial interest equivalents were anti-dilutive for the three years ended December 31, 1996. The weighted average number of shares of beneficial interest and earnings per share of beneficial interest are as follows:

                                                                      1996             1995             1994
                                                                      ----             ----             ----
           Weighted average shares of
              beneficial interest                                9,137,335        9,137,335        9,130,961
                                                                 =========        =========        =========


         Loss per share of beneficial interest                 $      (.0$)        (0.30)     $        (0.00)


                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies, continued:

                               Reclassifications

         Certain reclassifications have been made in the presentation of the 1995 and 1994 financial statements to conform to the 1996 presentation.

2.       Related-Party Transactions:

         Until April 14, 1994, administrative services were provided to the Trust by B & B Property Investment, Development and Management Company, Inc. ("B & B"). B & B's compensation consisted of an advisory fee based on the real estate investments and real estate commissions in connection with purchases, sales and leasing of Trust properties as well as a reimbursement of certain expenses incurred in performing services for the Trust. Until April 14, 1994, property management responsibilities of the Trust were assigned to B & B Property Investment, Inc. ("B & B Property"). The compensation for property management services was computed at 5% of the gross receipts of each property managed and each note receivable serviced. Compensation to B & B and B & B Property was $156,000 during 1994. Certain disputes between the Trust, B & B and B & B Property arising from the Trust's termination of B & B's and B & B Property's advisory and management agreements were settled in May 1994 for $60,000. Prior to 1994, the Trust entered into a management agreement with North Main Street Company ("North Main"), a company owned by the President and Chairman of the Board of the Trust's former advisor, B & B, to manage the Trust's hotel. Pursuant to that agreement, the Trust incurred management fees of $16,000 in 1994. The Trust also terminated that agreement with North Main in 1994 and leased the hotel property to an unrelated third party, a professional hotel management company which operated lodging facilities nationwide. No payments were made to B & B or B & B Property in 1995 or 1996.

         The Trust is self-administered. However, during 1996 and 1995 it shared certain personnel and other costs with Peregrine, its majority interest shareholder. The Trust reimbursed Peregrine pursuant to a cost allocation agreement based on each Trust's respective asset values (real property and notes receivable) that was subject to annual negotiation. During 1996 and 1995, reimbursable costs charged to the Trust by Peregrine approximated $258,000 and $435,000, respectively. The 1995 amount was partially offset against $202,000 (net of valuation allowances of $141,000) which was recorded as due from Peregrine at December 31, 1994.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Related-Party Transactions, continued:

         At December 31, 1996 and 1995, the Trust had $31,000 and $45,000, respectively, due to Peregrine pursuant to the cost allocation agreement. The cost allocation agreement between the Trust and Peregrine was terminated on January 7, 1997.

3.       Rental Properties:

         At December 31, 1996 and 1995, the Trust's rental property portfolio at cost included a retail and mixed-use retail property carried at $8,585,000 and $13,018,000 respectively; industrial buildings, carried at $0 and $7,395,000 respectively; and a hotel property carried at $0 and $6,477,000, respectively.

         The Trust's hotel property, with a carrying value of $3,182,000 at December 31, 1995, was returned to the lender through foreclosure proceedings in February 1996. No gain or loss was recorded on the foreclosure of the Casa Grande Motor Inn.

4.       Investment in Marketable Securities:

         At December 31, 1996 and 1995, the Trust had $14,115,000 and $0, respectively, invested in mortgage-backed securities classified as "available-for-sale."

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") issued in May 1993 requires that at the date of acquisition and at each reporting date, debt and equity securities be classified as "held-to-maturity," "trading" or "available for sale." Investments in debt securities in which the Trust has the positive intent and ability to hold to maturity are required to be classified as "held-to-maturity." "Held-to-maturity" securities are required to be stated at cost and adjusted for amortization of premiums and discounts to maturity in the statement of financial position. Investments in debt and equity securities that are not classified as "held-to-maturity" and equity securities that have readily determinable fair values are to be classified as "trading" or "available-for-sale" and are measured at fair value in the statement of financial position. Securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading." Unrealized holding gains and losses for "trading" securities are included in earnings.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Investment in Marketable Securities, continued:

         Investments that are not classified as "held-to-maturity" or "trading" securities are classified as "available-for-sale." Unrealized holding gains and losses for "available-for-sale" securities are excluded from earnings and reported as a separate component of shareholders' equity until realized.

         In accordance with SFAS 115, the Trust determines the appropriate classification at the time of purchase and re-evaluates such designation at each balance sheet date.

         At December 31, 1996, the Trust's "available-for-sale" securities consisted of the following:

                                                                          Unrealized              Estimated
                                                            Cost        Gains      Losses         Fair Value
                                                            ----        -----      ------         ----------
         Federal National Mortgage
           Association, adjustable rate interest
           currently at 7.783%, due April 1, 2024             $2,879                  ($34)           $2,845

         Federal Home Loan Mortgage
           Association, adjustable rate interest
           currently at  7.625%, due June 1, 2024               $967                  ($10)             $957

         Federal National Mortgage
           Association, adjustable rate interest
           currently at 7.292%, due April 1, 2025               $732                   ($4)             $728

         Federal National Mortgage
           Association, adjustable rate interest
           currently at  6.144%, due May 1, 2026              $3,260                   ($5)           $3,255

         Federal National Mortgage
           Association, adjustable rate interest
           currently at 6.116%,  due June 1, 2026             $6,299        $31          -            $6,330
                                                             -------   --------    --------           ------

                                                             $14,137       $31        ($53)          $14,115
                                                             =======  ========     ========          =======

         The maturity dates above are not necessarily indicative of expected maturities as principal is often prepaid on such instruments.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Notes Receivable:

         In order to facilitate sales of real estate, the Trust has accepted partial payment in the form of notes receivable collateralized by deeds of trust. As of December 31, 1996 and 1995, the Trust had long-term notes receivable, collateralized by deeds of trust (before valuation allowances and deferred gains) of $7,703,000 and $19,653,000, respectively. The notes are collateralized by real estate properties in California and Arizona.

         The notes bear interest at rates ranging from 7.63% to 9.5% as of December 31, 1996. For the year ended December 31, 1996, the overall effective rate was approximately 8%.

6.       Valuation Allowances:

         Based on a review of its investments, the Trust has provided for valuation allowances as set forth below. Adverse economic factors, particularly overbuilt real estate markets which caused a decline in lease renewal rates, were the primary causes of these valuation losses. If such adverse economic factors continue, additional valuation loss provisions may be required in the near term.

         As of December 31, 1996, the Trust was in the process of monetizing its assets and accordingly, wrote down such assets to current market value, less estimated selling costs, the accounting treatment required when investments are held for sale.

         Analysis of changes in the allowance for possible losses on real estate investments, notes receivable, and rents and interest receivable for 1996, 1995 and 1994 follow:

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       Valuation Allowances, continued:

                                                                 1996                1995              1994
                                                                 ----                ----              ----
          Rental Properties
          -----------------
          Allowance for valuation losses on
          rental property investments:
               Beginning balance                              $6,898,000          $5,863,000        $8,674,000
               Provision for valuation losses                  1,743,000           1,035,000            69,000
               Amounts charged against allowance
                for valuation losses                         ($8,641,000)               --         ($2,880,000)
                                                             -----------          ----------       -----------

                Ending balance                               $      --            $6,898,000        $5,863,000
                                                             ===========          ==========        ==========

          Notes Receivable
          ----------------

          Allowance for valuation losses and deferred
            gains on notes receivable:
              Beginning balance                              $ 9,151,000          $7,182,000        $7,442,000
              Provision for valuation losses                        --             2,246,000              --
              Deferred gains on notes and other, net                --               (66,000)          (12,000)
              Amounts charged against allowance
                for valuation losses                          (3,024,000)           (211,000)         (248,000)
                                                             -----------          ----------       -----------

                Ending balance                               $ 6,127,000          $9,151,000        $7,182,000
                                                             ===========          ==========       ===========

          Rents and Interest Receivable
          -----------------------------

          Allowance for bad debt losses on
            rents and interest receivable:
              Beginning balance                              $   700,000          $  323,000        $  233,000
              Provision for losses                               501,000             873,000           183,000
              Amounts charged against allowance
                for losses                                      (200,000)           (496,000)          (93,000)
                                                             -----------          ----------       -----------

                Ending balance                               $ 1,001,000          $  700,000        $  323,000
                                                             ===========          ==========       ===========

         In addition, the Trust had established an allowance for valuation losses on other assets in the amount of $ 0 and $310,000 at December 31, 1996 and 1995, respectively.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Long-Term Notes Payable:

         As of December 31, 1996 and 1995, the Trust had long-term notes payable (Notes) of $5,169,000 and $8,335,000 respectively, most of which were collateralized by deeds of trust on rental properties with an aggregate net book value of $8,585,000 and $11,181,000 at December 31, 1996 and 1995, respectively. These Notes are due in installments extending to the year 2014 with interest rates ranging from 8% to 10.75%. At December 31, 1996 none of the Notes were delinquent. At December 31, 1995, $3,089,000 of such Notes, bearing interest at a default rate of 18% and secured by the Casa Grande Motor Inn (which was foreclosed upon in February 1996) were delinquent. As of December 31, 1996, contractually scheduled principal payments during each of the next five years, were $4,291,000, $39,000, $43,000, $38,000 and
         $41,000, respectively, and $718,000 thereafter. The Note on the Totem Square Shopping Center of $4,256,000 is due May 1, 1997.

8.       Distributions:

         There were no distributions paid in 1996 or 1995. Cash distributions were made per share of beneficial interest in 1994 and were classified for Federal income tax purposes as follows:

                                                                 1996             1995             1994
                                                                 ----             ----             ----
                 Ordinary income                                   - %              - %              - %
                 Capital gains income                              - %              - %              - %
                 Return of capital                                 - %              - %           100%
                                                             --------           ------            ---
                                                                   - %              - %           100%
                                                             ========           ======            ===

                 Total distributions per share                $ 0.00           $ 0.00           $ 0.10
                                                                ====             ====             ====


9.       Stock Option Plans:

         In November of 1995, the Board of Trustees approved two stock option plans (the "Plans"). The Plans provided that if they were not approved by the holders of a majority of the outstanding shares of the Trust within one year after their adoption, they would automatically terminate. The Plans were not approved by the holders of a majority of the outstanding shares of the Trust within one year after their adoption and automatically terminated in November 1996. At December 31, 1996 there were no stock options outstanding.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      Statements of Cash Flows Supplemental Information:

         In connection with the sale of property, the Trust entered into various non-cash transactions as follows:

                                                                         1996         1995           1994
                                                                         ----         ----           ----
             Sales price                                        $  13,853,000       $    --      $ 4,423,000
             Notes receivable                                           --               --               --
             Notes payable assumed by buyer and
               other liabilities applied to sales
               price                                                  (57,000)           --       (4,523,000)
                                                                -------------       -------      -----------
             Cash received (paid)                               $  13,796,000       $    --      $  (100,000)
                                                                =============       =======      ===========

             Cost of property sold                              $  19,321,000       $    --      $ 8,084,000
                                                                =============       =======      ===========


         In 1996, with respect to its hotel property, the Trust allowed foreclosure on a note payable secured by a deed of trust. The amount of $3,089,000 represents the value of the note payable relieved in connection with this foreclosure and is aggregated in the 1996 sales price category above.

         Distributions were made as follows:

                                                                    1996               1995             1994
                                                                    ----               ----             ----
             Total distributions                             $        --         $     --            $ 914,000
             Distributions reinvested                                 --               --              (24,000)
                                                               --------------    -------------        --------
             Distributions paid in cash                      $        --         $     --            $ 890,000
                                                               ==============    =============        ========



         Interest paid on the Trust's outstanding debt for 1996, 1995, and 1994 was $550,000, $730,000 and $1,121,000, respectively.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Commitments:

         During 1995, the Trust entered into a three year, non-cancelable operating lease for office facilities in San Francisco, California. Rent expense under the operating lease was $40,000 in 1996. At December 31, 1996 future minimum lease payments under the lease are $50,000, with $40,000 due in 1997 and $10,000 in 1998.

12.      Fair Value of Financial Instruments:

         Statement of Financial Accounting Standards No. 107 ("SFAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Trust.

         The estimated fair value of the Trust's marketable securities is set forth in Note 4. The estimated fair value of the Trust's financial instruments, other than marketable securities, including cash, notes receivable, rents and other receivables and long-term notes payable, at December 31, 1996 and 1995, is approximately the same as their carrying amounts.

13.      Minority Interest:

         The Trust has a 60% ownership interest in Totem, its subsidiary. Totem's net losses have exhausted the minority shareholder's equity interest. On the consolidated statement of operations, no minority interest in the subsidiary's net loss is recorded for 1996, 1995 or 1994. In the event that future income is generated from the subsidiary, the Trust will have first rights to the income to the extent of the minority shareholder's accumulated deficit in the subsidiary.

         Furthermore, the Trust has a note receivable from Totem, which note is eliminated in consolidation, in the amount of $3,336,000. Pursuant to the terms of that note, it is likely that CalREIT will be entitled to all future income from Totem.

                    CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      Selected Quarterly Financial Data (Unaudited):

                                                       Quarter Ended
                                                       -------------
                                              March 31         June 30         September 30        December 31
                                              --------         -------         ------------        ------------


1996
----
         Revenues                             $  871,000      $ 780,000         $  771,000          $   733,000

         Gain on fore-
           closure or sale of
           investments, net                   $  299,000      $ 297,000         $  517,000          $   (44,000)

         Net income (loss)                    $  440,000      $(213,000)        $ (514,000)         $  (127,000)

         Net income (loss) per share          $     0.05      $   (0.02)        $    (0.06)         $     (0.02)

1995
----
         Revenues                             $  879,000      $ 836,000         $  942,000          $   878,000

         Gain on fore-
           closure or sale of
           investments, net                   $   66,000      $      --         $       --          $        --

         Net income (loss)                    $  242,000      $  44,000         $  100,000          $(3,164,000)

         Net income (loss) per share          $     0.03      $    0.00         $     0.01          $     (0.34)

1994
----
      Revenues                                $1,131,000      $ 780,000         $1,353,000          $ 1,523,000

      Gain (loss) on fore-
        closure or sale of
        investments, net                      $       --      $ 114,000         $ (344,000)         $    12,000

      Net income (loss)                       $   (1,000)     $(328,000)        $  341,000          $   (48,000)

      Net income (loss) per share             $    (0.00)     $   (0.04)        $     0.04          $     (0.00)

________________________________________________________________________________

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
________________________________________________________________________________

On April 14, 1997, the Board of Trustees adopted a resolution (i) not to retain Coopers & Lybrand LLP ("C&L") as the Company's auditors for the fiscal year ending December 31, 1997 and (ii) to engage Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

The reports of C&L on the Company's consolidated financial statements as of and for the two years ended December 31, 1996 and December 31, 1995 did not contain an adverse opinion or a disclaimer opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's two most recent fiscal years ended December 31, 1996, there were no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfactions of C&L, would have caused them to make reference thereto in their report(s) on the Company's financial statements for such fiscal year(s), nor were there any "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Exchange Act.

______________________________________________________________________________

                                   PART III
______________________________________________________________________________

Item 10.         Trustees and Executive Officers

Trustees and Executive Officers

As of March 10, 1997, the Board of Trustees consisted of the seven persons listed below. Mssrs. Morrow, Brown, Steinberg and Ms. Bancroft served as Trustees throughout 1996, as did Mr. John McMahan who resigned in January 1997. Mssrs. Edelman, Garrabrant and Klopp were added to the Board during the first two months of 1997 following CRIL's acquisition of the 6,959,593 Common Shares from Peregrine. See "Item 1 - Recent Developments."

             Name                          Age         Office
             ----                          ---         ------
             Frank A. Morrow               57          Trustee and Chairman of the Board
             Gary R. Garrabrant            39          Trustee and Vice Chairman
             John R. Klopp                 43          Trustee and Chief Executive Officer
             Juliana Bancroft              48          Trustee and Treasurer
             Elliot G. Steinberg           59          Trustee and Secretary
             Arnold E. Brown               49          Trustee
             Martin L. Edelman             55          Trustee

The principal occupations and affiliations of the current Trustees are as follows:

Frank A. Morrow, Chairman. Mr. Morrow has been active in the real estate industry for over 25 years. As an independent advisor and business consultant, he has worked for several real estate companies as a turnaround specialist and workout expert. Other assignments have included due diligence investigations, stepping in as senior management in times of crisis, and multi-site real estate portfolio management. Mr. Morrow has had considerable experience in the acquisition, financing, leasing, management and sale of single as well as multiple assets. For a number of years, he served as the Managing Director of Real Estate for Stanford University and as Senior Vice President for the Boise Cascade Urban Development Corporation. Prior to his business career, Mr. Morrow served nine years in the U.S. Navy as an aviator and test pilot. He graduated from the U.S. Naval Academy and in 1971 received an MBA degree from Stanford University.

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

Arnold E. Brown, Trustee. Mr. Brown has over 20 years experience in real estate finance and investment. He is a Certified Public Accountant and previously served as a partner of the international accounting and consulting firm of Grant Thornton, where he was one of eight members of that firm's U. S. Real Estate Task Force. Since 1983, Mr. Brown has been in the private real estate investment and advisory service. Through his company, Brown Partners Ltd., he has acted as a principal or intermediary in numerous real estate transactions and has advised real estate investment companies on financial restructuring and real estate securities valuation matters. Mr. Brown served as the Chief Financial Officer of CalREIT from April 1994 through 1995. He graduated from the Wharton School of the University of Pennsylvania in 1969 and received an MBA degree from Stanford University in 1971.

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

Martin L. Edelman, Trustee. Martin L. Edelman has been a trustee of the Company since February 4, 1997. Mr. Edelman has been a director of Chartwell Leisure Inc., a publicly traded owner and operator of hotel properties ("Chartwell"), since November 1994 and has been president of Chartwell since January 1997. He has also been a director of HFS Incorporated and a member of that corporation's executive committee since November 1993. Mr. Edelman has been of counsel to Battle Fowler LLP, a New York City law firm, since January 1994 and was a partner with that firm from 1972 through 1993. Mr. Edelman also serves as a director of Presidio Capital Corp. and G. Soros Realty, Inc.

Gary R. Garrabrant, Trustee. Mr. Garrabrant has been a trustee of the Company since January 2, 1997 and vice chairman of the Company since February 1997. After the Acquisition, Mr. Garrabrant will resign as vice chairman of the Company. Mr. Garrabrant has been a senior vice president of EGI, an owner, manager and financier of real estate and corporations since January, 1996 and managing partner of EGI Capital Markets, L.L.C. since September 1996. Prior to joining EGI, he was a director of Sentinel Securities Corporation where he established a real estate securities investment management operation. In 1994, Mr. Garrabrant co-founded Genesis

Realty Capital Management, a money management firm exclusively focused on the equity and debt securities of public real estate companies. From 1989 to 1994, he was responsible for equity private placements and asset sales in the real estate investment banking division of The Bankers Trust Company. From 1981 to 1989 he was associated with Chemical Bank. He is a director of Meritage Hospitality Group Inc.

John R. Klopp, Trustee. Mr. Klopp has been a trustee of the Company since January 2, 1997 and chief executive officer of the Company since February 1997. After the Acquisition, Mr. Klopp will also serve as vice chairman of the Company. Mr. Klopp is a founder and has been a Managing Partner of Victor Capital since 1989. Mr. Klopp was a managing director and co-head of Chemical Realty Corporation from 1982 until 1989. From 1978 to 1982, Mr. Klopp held various positions with Chemical Bank's Real Estate Division where he was responsible for originating, underwriting and monitoring a portfolio of construction and permanent loans. He is a director of Metropolis Realty Trust, Inc., a Manhattan office REIT.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Trust during 1996 and written representation from certain of the Trustees and from Peregrine that no Form is required to be filed, the Trust believes that no trustee, officer or beneficial owner of more than 10% of its Common Shares failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to 1996 or any prior fiscal year. However, John McMahan, a former Trustee of the Trust, filed a report for January 1997 on or about March 12, 1997 (30 days after the due date).

______________________________________________________________________________

Item 11.         Executive Compensation

Executive Compensation

The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the chief executive officer of the Trust for services rendered in all capacities to the Trust and its subsidiaries during such period. There were no other executive officers earning over $100,000 of annual compensation from the Trust.


                         SUMMARY AND COMPENSATION TABLE


                                                 ANNUAL COMPENSATION

---------------------------------------------------------------------------------------------------------------
                                                                                                  All Other
                                                                                                Compensation
    Name and Principal Position            Year        Salary($)        Bonus($)                     ($)
    ---------------------------            ----        ---------        --------                ------------
    Frank A. Morrow (1)                    1996        $180,000            --                         --
         Chairman of the Board and
         Chief Executive Officer

         (1) During 1994 and 1995, Mr. Morrow was employed by Peregrine and did not receive any compensation directly from the Trust. Mr. Morrow's compensation from Peregrine was paid to his wholly owned consulting firm, Frank A. Morrow Associates ("FAMA"). Pursuant to on oral cost allocation agreement with Peregrine, the Trust reimbursed Peregrine for approximately $72,000 and $64,000 of the compensation paid by Peregrine to FAMA in 1995 and 1994, respectively. See "Item 13. Certain Relationships and Related Transactions." Pursuant to the Trust's arrangements with Mr. Morrow covering his compensation for 1996, the Trust accrued $180,000 as compensation due to FAMA, which amount was paid in the second quarter of 1997.

______________________________________________________________________________

Item 12.        Security Ownership of Certain Beneficial
                Owners and Management

Listed below are those shareholders known to the Trust as of March 20, 1997 to be the beneficial owner or the member of a group which is the beneficial owner of more than five percent of the Trust's shares of beneficial interest (9,137,335 total). As of March 20, 1997, no Trustee owned Shares of Beneficial Interest.

                          Name and Address                          Amount and Nature              Percent
Title of Class            of Beneficial Owner                       of Beneficial Ownership        of Class
--------------            -------------------                       -----------------------        --------
Shares of                 CalREIT Investors Limited Partnership(1)
   Beneficial Interest    c/o Equity Group Investments, Inc.
                          Two North Riverside Plaza                           6,959,593                76.2%
                          Chicago, Illinois  60606


         (1) The sole general partner of CalREIT Investors Limited Partnership is Zell General Partnership, Inc., the sole director and stockholder of which is, respectively, Samuel Zell and the Samuel Zell Revocable Trust (for which Mr. Zell serves as trustee).

______________________________________________________________________________

Item 13.         Certain Relationships and Related Transactions

Pursuant to an oral agreement with Peregrine, costs for certain general administrative services, including executive services (including the services of Mr. Morrow), accounting services, treasury services, financial reporting and internal bookkeeping services, shareholder relations, and directors and officers insurance were shared with Peregrine. The shared costs were allocated to the Trust and Peregrine based upon their respective asset values (real property and notes receivable), subject to annual negotiation. Pursuant to this agreement, approximately $435,000 and $258,000 was paid or accrued as a payable to Peregrine in 1995 and 1996, respectively. As of December 31, 1996, the Trust owed Peregrine approximately $31,000 pursuant to the cost sharing agreement. The agreement was terminated on January 7, 1997.

______________________________________________________________________________

                                    PART IV
______________________________________________________________________________

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K

(a) (1)          Financial Statements                                                                   Page
-------          --------------------                                                                   ----
                 Included in Part II of this report:

                 Reports of Independent Accountants                                                       16

                 Consolidated Balance Sheets at December 31, 1996 and 1995                                17

                 Consolidated Statements of Operations, Years Ended December 31,
                          1996, 1995 and 1994                                                             18

                 Consolidated Statements of Changes in Shareholders' Equity,
                          Years Ended December 31, 1996, 1995 and 1994                                    19

                 Consolidated Statements of Cash Flows, Years Ended
                          December 31, 1996, 1995 and 1994                                                20

                 Notes to Consolidated Financial Statements                                            21-33

(a) (2)          Consolidated Financial Statement Schedules and Exhibits
-------          -------------------------------------------------------
                 Schedule III - Real Estate and Accumulated Depreciation                               42-44

                 Schedule IV - Mortgage Loans on Real Estate                                           45-46

The statements and schedules referred to above should be read in conjunction with the consolidated financial statements and notes thereto included in Part II of this Form 10-K. Schedules not included in this section have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a) (3)          List of Exhibits

(a) (4)          Report on Form 8-K

The Trust filed no reports on Form 8-K during the quarter ended December 31, 1996.

             CALIFORNIA REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                     DECEMBER 31, 1996       Page 1 Part A

                Column A                     Column B                 Column C                                Column D
--------------------------------------     ------------    -------------------------------      -----------------------------------
                                                                                                       Cost Capitalization and
                                                           ......Initial Cost to Trust....              Writedowns Subsequent
                                                                                Buildings       ............to Acquisition.........
                                                                              Improvements
                                                                              and Personal
        Description                        Encumbrances         Land            Property        Improvements          Carrying Cost
        -----------                        ------------         ----            --------        ------------          -------------
SHOPPING CENTERS:

  Fulton Square, Sacramento, California    $    --              Leased          3,536,000       (2,321,000)                None
  Totem Square, Kirkland, Washington        4,283,000        3,175,000          5,793,000       (1,598,000)                None
                                           ----------        ---------          ---------       -----------

Total shopping centers                      4,283,000        3,175,000          9,329,000       (3,919,000)
                                           ----------        ---------          ---------       -----------

Total Investment in Real Estate            $4,283,000        3,175,000          9,329,000       (3,919,000)
                                           ----------        ---------          ---------       -----------

             CALIFORNIA REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                    DECEMBER 31, 1996          Page 1 Part B

        Column A                                Column E
                                        ------------------------------------------------------------------------
                                                                       Gross Amount at Which
                                                    . . . . . . . . Carried at Close of Period . . . . . . .

                                                                                        Valuation
                                                                Buildings and             Write
                Description                       Land          Improvements             Down(2)        Total(1)
                -----------                       ----          -------------           ---------       --------

SHOPPING CENTERS:

   Fulton Square, Sacramento, California       $   Leased          1,215,000                    0       1,215,000
   Totem Square, Kirkland, Washington           3,175,000          4,195,000                    0       7,370,000
                                                ---------       -------------           ---------       ---------

Total shopping centers                          3,175,000          5,410,000                    -       8,585,000
                                                ---------       -------------           ---------       ---------


        Column A                                   Column F           Column G          Column H            Column I
                                                ------------        ------------        --------         ---------------
                                                                                                          Life on Which
                                                                                                         Depreciation in
                                                                                                          Latest Income
                                                Accumulated            Date of            Date            Statement is
                Description                     Depreciation        Construction        Acquired            Computed
                -----------                     ------------        ------------        --------         ---------------
SHOPPING CENTERS:

   Fulton Square, Sacramento, California                0               1980               5/91                N/A
   Totem Square, Kirkland, Washington                   0               1981              11/90                N/A
                                                ---------

Total shopping centers                                  -
                                                ---------

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

CALIFORNIA REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


Reconciliation of total real estate carrying values for the three years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                 1996              1995              1994
                                                             -----------       -----------        ----------
ASSET RECONCILIATION:
     Balance, beginning of year                              $19,992,000        20,620,000        25,787,000

     Additions:
        Improvements                                             146,000           407,000           106,000
        Valuation losses on properties sold                    2,380,000                -          2,880,000
        Valuation losses on property foreclosed                2,970,000
     Deductions:
        Accumulated Depreciation
        applied to property held for sale                     (1,264,000)
        Cost of property sold/disposed                        (7,420,000)               -         (8,084,000)
        Cost of property surrendered
           in foreclosure                                     (6,476,000)               -                 -
        Valuation losses                                      (1,743,000)       (1,035,000)          (69,000)
                                                             -----------       -----------        ----------
     Balance, end of year                                    $ 8,585,000        19,992,000        20,620,000
                                                             ===========       ===========        ==========

ACCUMULATED DEPRECIATION
  RECONCILIATION:
     Balance, beginning of year                              $ 2,777,000         2,229,000         2,520,000
     Additions:
        Depreciation                                                   0           548,000           593,000

     Deductions:
        Depreciation applied to assets
        held for sale                                         (1,264,000)
        Accumulated depreciation on
          real estate sold                                    (1,188,000)               -           (884,000)
        Accumulated depreciation on
          property surrendered in foreclosure                   (325,000)               -                 -
                                                             -----------       -----------        ----------
     Balance, end of year                                    $         0         2,777,000         2,229,000
                                                             ===========       ===========        ==========

 CALIFORNIA REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY
 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Notes
 Receivable Collateralized by Deeds of Trust)
 DECEMBER 31, 1996

                Column A                Column B        Column C                Column D                        Column E
                --------                --------        --------                --------                        --------

                                                        Final
                                        Interest        Maturity                                                Prior
                Description             Rate            Date            Periodic Payment Terms                  Liens
                -----------             --------        --------        ----------------------                  -----

FIRST DEEDS OF TRUST:

   Retail Building, Tempe
    Arizona                             9.50%           2012            Monthly principal and interest
                                                                         payments of $9,249                     N/A

SECOND DEEDS OF TRUST:

   Office/retail complex, Fountain                                      50% of excess cash flows applied to
    Valley, California                  7.63%           2014             interest and then principal            6,623,000

   Commercial Building, Tempe
    Arizona                             8.00%           2000            Monthly 4% interest only payments         913,000
                                                                                                               -----------
                                                                                                               $7,536,000
                                                                                                               ===========


                Column A                  Column F                    Column G                          Column H
                --------                  --------      -----------------------------------             --------
                                                        Valuation Write         Carrying           Principal Amount of
                                        Face Amount        Downs and            Amount of            Loans Subject to
                                         of Notes           Deferred              Notes            Delinquent Principal
                Description             Receivable          Gains(2)          Receivable(1)             or Interest
                -----------             -----------     ---------------      --------------        --------------------

FIRST DEEDS OF TRUST:

   Retail Building, Tempe
    Arizona                               889,000                               889,000                 None


SECOND DEEDS OF TRUST:

   Office/retail complex, Fountain
    Valley, California                  6,454,000         5,888,000             566,000                 None

   Commercial Building, Tempe
    Arizona                               360,000           239,000             121,000                 None
                                       ------------------------------------------------
                                       $7,703,000        $6,127,000          $1,576,000
                                       ================================================

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

             CALIFORNIA REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY
                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE


A summary of activity for note receivable collateralized by deeds of trust for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                                   1996             1995            1994
                             Balance, beginning of year                       $ 10,502,000       13,532,000     14,036,000

                               Additions:
                                   New loans                                          -                -           175,000
                                   Deferred interest added to
                                     principal balance                                -                -              -
                                   Recognition of deferred gain                  2,084,000           66,000         12,000
                                   Valuation losses on Notes
                                     receivable collected                          940,000

                               Deductions:
                                   Collections from notes receivable           (11,950,000)        (850,000)      (346,000)
                                   Deferred gain on notes receivable                  -                -              -
                                   Write off of notes receivable                      -                -          (345,000)
                                   Valuation losses on notes
                                     receivable                                       -          (2,246,000)          -
                                                                              ------------       ----------     ----------
                               Balance, end of year                           $  1,576,000       10,502,000     13,532,000
                                                                              ============       ==========     ==========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 15, 1997                                          /s/ Frank A. Morrow
Date                                                    Frank A. Morrow
                                                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 15, 1997                                              /s/ Frank A. Morrow
------------------------                                    -------------------
Date                                                        Frank A. Morrow
                                                            Chairman of the Board

April 15, 1997                                              /s/ Juliana Bancroft
------------------------                                    --------------------
Date                                                        Juliana Bancroft
                                                            Trustee

April 15, 1997                                              /s/ Arnold E. Brown
------------------------                                    -------------------
Date                                                        Arnold E. Brown
                                                            Trustee

April 15, 1997                                              /s/Elliot G. Steinberg
------------------------                                    ----------------------
Date                                                        Elliot G. Steinberg
                                                            Trustee

April 15, 1997                                              /s/ Martin L. Edelman
------------------------                                    ---------------------
Date                                                        Martin L. Edelman
                                                            Trustee

April 15, 1997                                              /s/ Gary R. Garrabrant
-----------------------                                     ----------------------
Date                                                        Gary R. Garrabrant
                                                            Trustee

April 15, 1997                                              /s/ John R. Klopp
-----------------------                                     -----------------
Date                                                        John R. Klopp
                                                            Trustee