Form 10-Q
period 1997-03-31
CALIFORNIA REAL ESTATE INVESTMENT TRUST
filed 1997-05-14
CIK 16387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:    1-8063

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                       94-6181186
--------------------------------                      ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification No.)

131 STEUART STREET, SUITE 200, SAN FRANCISCO, CA            94105
------------------------------------------------            -----
(Address of principal executive offices)                  (Zip Code)

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

Yes [X]         No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practical date.


                Class                            Outstanding at March 31, 1997
-------------------------------------            -----------------------------
Common Shares of Beneficial Interest
$1.00 par value ("Common Shares")                         9,137,335

------------------------------------------------------------------------------

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST

------------------------------------------------------------------------------

INDEX                                                                                                          PAGE

PART I.           FINANCIAL INFORMATION

                  Item 1:           Financial Statements


                                    Consolidated Balance Sheets -
                                        March 31, 1997 and December 31, 1996                                      1

                                    Consolidated Statements of Operations -
                                        For the Three Months Ended
                                        March 31, 1997 and 1996                                                   2

                                    Consolidated Statements of Cash Flows -
                                        For the Three Months Ended
                                        March 31, 1997 and 1996                                                   3

                                    Notes to Consolidated Financial Statements                                    4

                  Item 2:           Management's Discussion and Analysis of
                                        Financial Condition and Results of Operations                            10


PART II.          OTHER INFORMATION

                  Item 1:           Legal Proceedings                                                            15

                  Item 2:           Changes in Securities                                                        15

                  Item 3:           Defaults Upon Senior Securities                                              15

                  Item 4:           Submission of Matters to a Vote of Security Holders                          15

                  Item 5:           Other Information                                                            15

                  Item 6:           Exhibits and Reports on Form 8-K                                             15

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------
Item 1.  Financial Statements
--------------------------------------------------------------------------------

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,      DECEMBER 31,
                                                                           1997           1996
                                                                        (UNAUDITED)      (AUDITED)
                                                                        ------------    ------------
                                    ASSETS

INVESTMENTS, GENERALLY HELD FOR SALE:
     Rental properties                                                  $         --    $  8,585,000
     Notes receivable, net of valuation allowances and deferred gains of $6,127,000 at March 31, 1997 and
         December 31, 1996                                                 2,658,000       1,576,000
     Marketable securities available for sale                             13,141.000      14,115,000
                                                                        ------------    ------------
                                                                          15,799,000      24,276,000

Cash                                                                       8,330,000       4,698,000
Receivables, net of allowance of $1,126,000 and $1,001,000
     at March 31, 1997 and December 31, 1996, respectively                   687,000         707,000
Other assets                                                                 208,000         355,000
                                                                        ------------    ------------

              Total Assets                                              $ 25,024,000    $ 30,036,000
                                                                        ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Long-term notes payable, collateralized by deeds of trust
         on rental properties                                           $    880,000    $  5,169,000
     Accounts payable and accrued expenses                                   113,000         326,000
     Other liabilities                                                            --          70,000
                                                                        ------------    ------------

              Total Liabilities                                              993,000       5,565,000
                                                                        ------------    ------------

Commitments

SHAREHOLDERS' EQUITY:
     Shares of beneficial interest, par value $1 a share; unlimited authorization, 9,137,000 shares outstanding at
         March 31, 1997 and December 31, 1996                              9,137,000       9,137,000
     Additional paid-in capital                                           55,145,000      55,118,000
     Unrealized holding income (loss) on marketable securities                19,000         (22,000)
     Accumulated deficit                                                 (40,270,000)    (39,762,000)
                                                                        ------------    ------------

              Total Shareholders' Equity                                  24,031,000      24,471,000
                                                                        ------------    ------------

              Total Liabilities and Shareholders' Equity                $ 25,024,000    $ 30,036,000
                                                                        ============    ============

         See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           1997              1996
                                                           ----              ----
REVENUES:
     Rent                                               $ 236,000          $ 569,000
     Interest                                             323,000            302,000
     Other                                                 54,000                 --
                                                        ---------          ---------
                                                          613,000            871,000
                                                        ---------          ---------

EXPENSES:
     Operating expenses                                   123,000            148,000
     Property management                                   14,000             27,000
     Depreciation and amortization                         21,000              5,000
     Interest                                              99,000            137,000
     General and administrative                           432,000            413,000
                                                        ---------          ---------
                                                          689,000            730,000
                                                        ---------          ---------

         Income (loss) before gain (loss) on
              sale of investments                         (76,000)           141,000

Gain (loss) on sale of investments                       (432,000)           299,000
                                                        ---------          ---------

         Net income (loss)                              $(508,000)         $ 440,000
                                                        =========          =========

Net income (loss) per share of
   beneficial interest                                  $   (0.06)         $    0.05
                                                        =========          =========




          See accompanying notes to consolidated financial statements.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            1997              1996
                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $  (508,000)      $   440,000
                                                                          -----------       -----------
     Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                                         21,000             5,000
         Loss (gain) on sale of investments                                   432,000          (299,000)
     Changes in assets and liabilities:
         Decrease (increase) in receivables, net                               20,000            (9,000)
         Increase in other assets                                             (53,000)          (59,000)
         (Decrease) increase in accounts payable
              and accrued expenses                                           (213,000)          258,000
         (Decrease) increase in other liabilities                             (70,000)            2,000
                                                                          -----------       -----------
              Total adjustments to net (loss) income                          137,000          (102,000)
                                                                          -----------       -----------
              Net cash (used) provided by operating activities               (371,000)          338,000
                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of investments                                      7,306,000                --
     Improvements to rental properties                                        (64,000)          (45,000)
     Principal collections on notes receivable                                  8,000            12,000
     Principal collections on marketable securities                         1,015,000                --
                                                                          -----------       -----------
              Net cash provided by (used in) investing activities           8,265,000           (33,000)
                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term notes payable                         (4,289,000)          (23,000)
     Additional paid-in capital                                                27,000                --
                                                                          -----------       -----------
         Net cash used in financing activities                             (4,262,000)          (23,000)
                                                                          -----------       -----------

              Net increase in cash                                          3,632,000           282,000
Cash, beginning of period                                                   4,698,000         4,778,000
                                                                          -----------       -----------

Cash, end of period                                                       $ 8,330,000       $ 5,060,000
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

         In 1994 the Trust operated as a subsidiary of The Peregrine Real Estate Trust ("Peregrine"), which then held 76% of the Trust's outstanding Common Shares. In April 1994, Peregrine replaced the CalREIT Board of Trustees with a slate of its own Trustees. In 1995, the Board was expanded from three to five Trustees, two of whom were independent. In 1996, the Board of Trustees was comprised of two independent Trustees, one Trustee who concurrently served on the Board of Trustees of Peregrine, a former officer of the Trust, and the then Chief Executive Officer of the Trust.

         On January 3, 1997, Peregrine sold its entire 76%-ownership interest in the Trust to CalREIT Investors Limited Partnership ("CRIL"), an entity controlled by Samuel Zell. Simultaneous with the closing of this Transaction, the Board of Trustees was expanded to seven members; one Trustee, who also served on the Peregrine Board of Trustees, resigned; and three additional Trustees, nominated by CRIL, were appointed to the Board.

         As of March 31, 1997, the Trust had sold its two remaining commercial rental properties, Fulton Square Shopping Center and Totem Square in Sacramento, California and in Kirkland, Washington, respectively. At the end of the first quarter, the Trust owned a mortgage note portfolio of four notes encompassing approximately $8,785,000 in loans with an aggregate book value of approximately $2,658,000. These loans bear interest at an overall effective rate of approximately 8%. They are collateralized by mortgages on real property. Three of the investments in the four loans were originated by the Trust in connection with the disposition of Trust properties prior to 1996. The remaining note, in the face amount of approximately $1,090,000, was made in conjunction with the sale of Fulton Square Shopping Center in February 1997.

         Additionally, as of March 31, 1997 the Trust had approximately $13,141,000 invested in liquid mortgage-backed securities.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       Organization and Basis of Presentation, continued:

                              Basis of Presentation

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 1997, are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1996, audited financial statements and notes thereto, included in the California Real Estate Investment Trust Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements of California Real Estate Investment Trust include the accounts of the Trust, Cal-CORP and Totem.

                            Stock-Based Compensation

         As of March 31, 1997 and December 31, 1996 there were no stock options outstanding nor stock option plans in place.

2.       Investments in Notes Receivable:

         As of March 31, 1997 and December 31, 1996, the Trust had long-term notes receivable, collateralized by deeds of trust (before valuation allowances and deferred gains) of $8,785,000 and $7,703,000, respectively. The notes are collateralized by real estate properties in California and Arizona. In conjunction with the Trust's plan to monetize assets, its mortgage note investments are classified for accounting purposes as "held for sale." The notes bear interest at rates ranging from 7.63% to 9.5% as of March 31, 1997. For the quarter ended March 31, 1997 the overall effective rate was approximately 8%.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

3.       Investments in Marketable Securities:

         At March 31, 1997, the Trust had $13,141,000 invested in liquid mortgage-backed securities classified as "available-for-sale."

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) issued in May 1993 requires that at the date of acquisition and at each reporting date, debt and equity securities be classified as "held-to-maturity," "trading," or "available for sale." Investments in debt securities in which the Trust has the positive intent and ability to hold to maturity are required to be classified as "held-to-maturity." "Held-to-maturity" securities are required to be stated at cost and adjusted for amortization of premiums and discounts to maturity in the consolidated balance sheet. Investments in debt and equity securities that are not classified as "held-to-maturity" and equity securities that have readily determinable fair values are to be classified as "trading" or "available-for-sale" and are measured at fair value in the consolidated balance sheet. Securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading." Unrealized holding gains and losses for "trading" securities are included in earnings.

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

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

3.       Investments in Marketable Securities, continued:

         At March 31, 1997, the Trust's "available-for-sale" securities consisted of the following:

                                                                  (In thousands)
                                                                    Unrealized        Estimated
                                                      Cost      Gains       Losses    Fair Value
                                                      ----      -----       ------    ----------
        Federal National Mortgage
          Association, adjustable rate interest
          currently at 7.842%, due April 1, 2024    $ 2,681   $     --    $    (17)   $  2,664

        Federal Home Loan Mortgage
          Corporation, adjustable rate interest
          currently at 7.666%, due June 1, 2024         908         --          (3)        905

        Federal National Mortgage
          Association, adjustable rate interest
          currently at 7.311%, due April 1, 2025        656         --          (5)        651

        Federal National Mortgage
          Association, adjustable rate interest
          currently at 6.147%, due May 1, 2026        3,089         17          --       3,106

        Federal National Mortgage
          Association, adjustable rate interest
          currently at 6.156%, due June 1, 2026       5,788         27          --       5,815
                                                   --------   --------    --------    --------

                                                   $ 13,122   $     44    $    (25)   $ 13,141
                                                   ========   ========    ========    ========

         The maturity dates above are not necessarily indicative of expected maturities as principal is often prepaid on such instruments.

4.       Long-Term Notes Payable:

         The Trust has one note payable to John Alden Life Insurance Company with an interest rate of 9.25% per annum. Principal and interest are payable monthly until August 7, 2017 when the entire unpaid principal balance and any unpaid interest are due.

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

6.       Related-Party Transactions:

         Pursuant to an oral agreement with Peregrine, costs for certain general administrative services, including executive services, accounting services, treasury services, financial reporting and internal bookkeeping services, shareholder relations, and directors and officers insurance were shared with Peregrine. The shared costs were allocated to the Trust and Peregrine based upon their respective asset values (real property and notes receivable), subject to annual negotiation. At March 31, 1997 and December 31, 1996, the Trust had $9,000, and $31,000, respectively due to Peregrine pursuant to the cost allocation arrangement. The cost allocation arrangement between the Trust and Peregrine was terminated on January 7, 1997.

7.       Statements of Cash Flows Supplemental Information:

         In connection with the sale and foreclosure of properties, the Trust entered into various non-cash transactions as follows:

                                                                                      (In thousands)
                                                                                For the Three Months Ended

                                                                                 March 31,          March 31,
                                                                                    1997               1996
                                                                                ----------        -----------

         Sales price less selling costs                                        $ 8,396,000        $ 1,033,000
         Amount due from Buyer                                                   1,090,000         (1,033,000)
                                                                                ----------        -----------

         Net cash received                                                      $7,306,000        $        --
                                                                                 =========        ===========


         Cash paid for interest on the Trust's outstanding debt during the three-month periods ended March 31, 1997 and 1996, was $99,000 and $139,000, respectively.

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

8.       Per Share Data:

         Per share data is for the three-month periods ended March 31, 1997, and March 31, 1996, based on the weighted average number of Common Shares outstanding during each period. The weighted average number of shares used in the computation was 9,137,000.

9.       Gain (loss) on Sale of Investments:

         Components of the gain (loss) on the sale of investments for the three months ended March 31, 1997, and March 31, 1996, were as follows:

                                                        (In thousands)
                                                            For the
                                                       Three Months Ended
                                                            March 31,
                                                       1997         1996
                                                       ----         ----
         Sale of Redfield Commercial Center         $      --     $ 299,000
         Sale of Fulton Square Shopping Center        (34,000)           --
         Sale of Totem Square                        (398,000)           --
                                                    ---------     ---------

                                                    $(432,000)    $ 299,000
                                                    =========     =========

10. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On April 14, 1997, the Board of Trustees adopted a resolution (i) not to retain Coopers & Lybrand LLP ("C&L") as the Trust's auditors for the fiscal year ending December 31, 1997 and (ii) to engage Ernst & Young LLP as the Trust's independent auditors for the fiscal year ending December 31, 1997.

         The reports of C&L on the Trust's consolidated financial statements as of and for the two years ended December 31, 1996 and December 31, 1995 did not contain an adverse opinion or a disclaimer opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Trust's two most recent fiscal years ended December 31, 1996, there were no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of C&L, would have caused them to make reference thereto in their report(s) on the Trust's financial statements for such fiscal year(s), nor were there any "reportable events" within the meaning of
         Item 304(a)(1)(v) of Regulation S-K promulgated under the Exchange Act.

-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of the future financial position and results of operations of the Trust.

Recent Developments

On January 3, 1997, CalReit Investors Limited Partnership ("CRIL"), an affiliate of Equity Group Investments, Inc. ("EGI") and Samuel Zell, purchased from the Trust's former parent, The Peregrine Real Estate Trust ("Peregrine"), 6,959,593 Common Shares in the Trust (representing approximately 76% of the outstanding Common Shares) then owned by Peregrine for an aggregate purchase price of $20,222,011.

Prior to the purchase, EGI and Victor Capital Group, L.P. ("VCG") presented to the Board a proposed new business plan in which the Trust would cease to be a REIT and instead become a specialty finance company designed primarily to take advantage of high-yielding "mezzanine" investment opportunities in commercial real estate. EGI and VCG also proposed that they provide the Trust with a new management team to implement the business plan and that they invest through an affiliate a minimum of $30 million in a new class of preferred shares to be issued by the Trust.

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

The Trust has filed a preliminary proxy statement with the Securities and Exchange Commission with respect to the annual meeting of its shareholders which is expected to be held in June. At the annual meeting, the Trust's shareholders will be asked to vote on proposals to (i) approve the issuance by the Trust of up to $33,000,000 of cumulative convertible preferred shares ("Preferred Shares") to Veqtor Finance Company, LLC ("Veqtor"), an affiliate of Samuel Zell and the principals of VCG (the "Investment"), (ii) approve an amended and restated declaration of trust of the Trust, (iii) elect seven trustees to serve on the Trust's board of trustees, (iv) ratify the appointment of Ernst & Young LLP as auditors of The Trust for the fiscal year 1997 and (v) approve a share option plan. The preliminary proxy statement will also outline the terms of the Investment and the Preferred Shares and the Trust's proposed new business plan and management team.

In connection with the commencement of the new business plan (the "New Business Plan"), concurrently with the consummation of the Investment, the Trust will acquire the business of VCG, including VCG's existing management team (the "Acquisition"). The Trust believes that, by acquiring direct ownership of VCG's existing real estate investment banking, real estate advisory and real estate asset management businesses as well as the services of VCG's experienced professional team, the Trust will be better positioned to implement the New Business Plan.

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

Dispositions of Properties and Mortgage Notes

As of January 1, 1997, the Trust's investment portfolio included two commercial properties, as well as three mortgage notes secured by real property, all "held for sale." The Trust's real estate portfolio, carried at a book value of $8,585,000 as of January 1, 1997, included Fulton Square Shopping Center in Sacramento, California and a 60% interest in Totem Square, a mixed-use retail property in Kirkland, Washington. During the first quarter, these two commercial properties were sold. The sale of Fulton Square closed on February 14, 1997 and the sale of Totem Square closed on March 3, 1997. The proceeds from these sales were invested in liquid mortgage-backed securities which satisfy REIT-asset qualification requirements and mortgage loans. As of the end of the first quarter, the Trust had $13,141,000 invested in such securities.

The Trust's mortgage note portfolio, carried at an aggregate book value of $2,658,000 as of March 31, 1997, consists of four loans which bear interest at an overall effective rate of approximately 8% and are collateralized by mortgages on real property.

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

United Property Services, Inc. ("UPSI") was the property manager for the Trust's commercial properties. The Trust's agreement with UPSI terminated upon the disposition of Totem Square.

The Trust's financial and operating performance information is further set forth in the accompanying financial statements.

Comparison of the Three Months Ended March 31, 1997 to the Three Months Ended March 31, 1996

Net Loss of $508,000 was reported by the Trust for the three months ended March 31, 1997, a decrease of $948,000 from the net income of $440,000 for the three months ended March 31, 1996. The net loss was primarily the result of a decrease in rental revenues from properties sold during the period and the losses resulting from the sales of investments.

Total Revenues decreased $258,000, or 30%, to $613,000 for the three months ended March 31, 1997, down from $871,000 for the three months ended March 31, 1996 The decrease for the three months ended March 31, 1997, was primarily attributable to a decrease in rental revenue as a result of the sale of the Trust's remaining rental properties.

Rental revenues, decreased $333,000, or 38%, to $236,000 for the three months ended March 31, 1997, down from $569,000 for the three months ended March 31, 1996. These decreases were primarily the result of decreases in rental revenue due to the sale of the Redfield Commerce Center in March 1996, the sale of the Bekins Storage Facility in May 1996, the foreclosure sale of the Casa Grande Motor Inn in February 1996, the sale of Fulton Square Shopping Center in February 1997 and the sale of Totem Square in March 1997.

Interest revenues increased $21,000, or 7%, to $323,000 for the three months ended March 31, 1997, up from $302,000 for the three months ended March 31, 1996. This increase was primarily due to the increase in interest earned on cash accounts and marketable securities.

Total Expenses decreased $41,000, or 60%, to $689,000 for the three months ended March 31, 1997, down from $730,000 for the three months ended March 31, 1996. These decreases were primarily attributable to decreases in operating and interest expenses resulting from the disposition of properties and mortgage notes within the Trust's portfolio during the prior twelve-month period.

Interest expense decreased $38,000, or 28%, to $99,000 for the three months ended March 31, 1997, down from $137,000 for the three months ended March 31, 1996. This decrease primarily resulted from the cessation of interest expense on notes secured by properties which have been sold.

Dispositions. During the first quarter of 1997, the Trust sold Fulton Square Shopping Center, a retail property located in Sacramento, California. The net loss recognized from the sale of Fulton Square was approximately $34,000. The Trust also sold Totem Square, a retail property located in Kirkland, Washington. The net loss recognized from the sale of Totem Square was approximately $398,000 of which the majority was transfer taxes and the elimination of unamortized tenant improvements and leasing commissions.

Liquidity and Capital Resources

The Trust considers its liquidity and ability to generate cash from operations and financings to be sufficient to sustain day-to-day operations and to implement the New Business Plan.

At March 31, 1997, the Trust had $8,330,000 in cash; and an investment portfolio of liquid mortgage-backed securities with a net book value of $13,141,000. The Trust experienced a net increase in cash of $3,632,000 for the three months ended March 31, 1997, compared to a net increase in cash of $282,000 for the three months ended March 31, 1996, a difference of $3,350,000. The Trust's improved cash position during the above twelve-month period resulted from the redeployment of the real estate portfolio into better performing assets, a reduction in overall expenses and from investing activities.

As of March 31, 1997 the Trust owned a mortgage note portfolio of four notes totaling approximately $8,785,000 in loans with an aggregate book value of $2,658,000. These loans bear interest at an overall effective rate of 8% and are collateralized by mortgages on real property.

The Trust has one long-term outstanding debt obligation of $880,000.

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

         FFO (which was computed without adding back amortization of deferred financing costs and depreciation of non-rental real estate assets) and FAD for the three months ended March 31, 1997 and 1996 are summarized as follows:

    Calculation of Funds From Operations and Funds Available for Distribution

                                                (In thousands)
                                          For the Three Months Ended
                                                   March 31,
                                              1997          1996
                                              ----          ----
Net income before
  gain (loss) on sale of investments        ($ 76)          $ 141

Depreciation and
  amortization                                 21               5
                                            -----           -----

  Funds From Operations                       (55)            146

Capital Improvements                          (64)            (45)

Loan principal
  payments                                     --             (23)
                                            -----           -----

  Funds Available For
    Distribution                            $  --           $  78
                                            =====           =====


                           PART II. OTHER INFORMATION


                  Item 1:           Legal Proceedings

                  The Trust filed a complaint in San Francisco Superior Court on September 27, 1996, seeking a declaratory judgment against Carrillion V, a California limited partnership, and its general partner, with respect to an earnest money deposit given by the Defendant under a May 1996 mortgage loan purchase agreement. The dispute was settled out-of-court in the Trust's favor for $54,000 (included in other revenues) in the first quarter of 1997.

                  Item 2:           Changes in Securities
                                    None

                  Item 3:           Defaults Upon Senior Securities
                                    None

                  Item 4:           Submission of Matters to a Vote of Security Holders
                                    None

                  Item 5:           Other Information
                                    None

                  Item 6:           Exhibits and Reports on Form 8-K

                                    (b) During the quarter ended March 31, 1997, the Trust filed one Report on Form 8-K dated
                                    January 3, 1997, reporting a change in
                                    control of the Registrant (Item 2 of Form
                                    8-K).


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CALIFORNIA REAL ESTATE INVESTMENT TRUST



May 15, 1997                            /s/  Frank A. Morrow
------------                            ---------------------
   Date                                 Frank A. Morrow,
                                        Chairman of the Board