Form 10-K/A
period 1996-12-31
CALIFORNIA REAL ESTATE INVESTMENT TRUST
filed 1997-06-02
CIK 16387

As filed with the Securities and Exchange Commission on June 2, 1997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Commission File Number 1-8063

                     California Real Estate Investment Trust
             (Exact Name of Registrant as Specified in its Charter)

           California                              94-6181186
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)

131 Steuart Street, Suite 200, San Francisco, California          94105
           (Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code:          (415) 905-0288
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

604320.3

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



604320.3

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST




                                                                           PAGE


PART II


Item 7.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                   1-5
Item 8.   Financial Statements and Supplementary Data                      6-24


PART III


Item 10.   Trustees and Executive Officers of the Registrant              25-26
Item 12.   Security Ownership of Certain Beneficial Owners and Management    27
Item 13.   Certain Relationships and Related Transactions                    28





604320.3

                                     PART II



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

In the first quarter of 1996, the sale of Redfield Commerce Center closed and the Trust allowed foreclosure on its hotel because of the property's limited investment potential given the lender's unwillingness to restructure the debt. In the second quarter of 1996, the Bekins Storage Facility was sold. As part of the Trust's disposition activities, a portion of the Trust's portfolio of mortgage notes were packaged for sale and by the end of the third quarter four mortgage notes had been sold. The two remaining commercial properties, Fulton Square and Totem Square, had

604320.3
                                        1
a total net book value of $8,585,000 at December 31, 1996 with collateralized indebtedness totaling $4,283,000 (50%). The Trust's $7,703,000 mortgage note portfolio of three notes had a net book value of $1,576,000 as of December 31, 1996, the reduction in value due primarily to cumulative write downs in valuation.

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

Funds From Operations

The Trust believes that funds from operations ("FFO") is an appropriate measure of performance of a REIT because, among other things, industry analysts have accepted it as an appropriate measure of the performance of REITS. FFO is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles before gains and losses on sales of property and from debt restructuring plus depreciation and amortization. In calculating the gain or loss on sales of property, the Trust has included and combined the gain or loss on the sales of real estate assets and mortgage loans secured by real estate assets. Funds Available for Distribution ("FAD") is defined as FFO less capital expenditures funded by operations and loan amortization. The Trust believes that in order to facilitate a clear understanding of the historical operating results of the Trust, FFO and FAD should be examined in conjunction with net income (loss) as presented in this report. FFO and FAD should not be considered as an alternative to net income (loss) as an indication of the Trust's performance or to cash flow as a measure of liquidity.

FFO (which was computed without adding back amortization of deferred financing costs and depreciation of non-rental real estate assets) and FAD for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:


604320.3
                                        2


    Calculation of Funds From Operations and Funds Available for Distribution
                             (Dollars in thousands)
                                                                       1996             1995               1994
                                                                       ----             ----               ----
           Net income before gain (loss)
             on foreclosure or sale of investments and
             valuation losses                                       $   260         $    437          $     301
           Depreciation and amortization                                 64              662                595
                                                                 ----------          -------           --------

           Funds From Operations                                        324            1,099                896

           Capital Improvements                                       (146)            (321)              (106)

           Loan principal payments                                     (77)            (405)               (94)
                                                                -----------        ---------         ---------

           Funds Available for Distribution                       $     101         $    373          $     696
                                                                  =========          =======           ========

FFO totaled $324,000 in 1996, down 71% from the FFO of $1,099,000 in 1995. FFO in 1995 was up 23% from $896,000 in 1994. The decrease in 1996 was primarily due to a reduction in the number of assets contributing to the Trust's income pool. The increase in FFO in 1995 over 1994 was a result of significant reductions in operating expenses resulting from the sales of properties and the leasing of the hotel to a third party. There were no cash distributions paid to shareholders in either 1995 or 1996 as the Trust continued to build its reserves for a potential expansion transaction; distributions paid to shareholders totaled $890,000 in 1994. FFO is not intended to be a measure of the Trust's ability to pay cash dividends, and FFO as calculated by the Trust may not be comparable with similarly titled information reported by other REITs.

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

Because of the disposition of the Trust's hotel property in February 1996, and the change in the status of the hotel from direct management to a lease arrangement, a comparison of 1996, 1995 and 1994 revenues generated by this

604320.3
                                        3
property is not relevant. No revenues were generated to the Trust by the hotel in 1996. The revenues generated in 1996 are comprised of lease revenues net of any bad debt from CapStar, the hotel management company which leased the Casa Grande Motor Inn. Despite improvements in operations and the implementation of a lease arrangement financially favorable to the Trust, in 1994 the hotel was unable to generate sufficient revenue to cover its debt service requirements. The Trust suspended debt payments in 1995 and after a refusal by the lender to restructure debt terms, CalREIT allowed the property to be foreclosed upon in the first quarter of 1996.

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

Net Loss

The net loss for the Trust in 1996 was $414,000, a substantial decrease over the net loss of $2,778,000 reported in 1995. This improvement was primarily the result of sales proceeds received by the Trust from property and mortgage note dispositions offset by valuation losses discussed further below. Net loss in 1995 was up significantly from a net loss of $36,000 reported in 1994. The increase in net loss in 1995 compared to 1994

604320.3
                                        4
was due primarily to a substantial difference in valuation losses charged in 1995 as compared to those charged in 1994.

Operating income was $260,000 in 1996, down 41% from $437,000 in 1995. In 1995 operating income was up 45% from $301,000 in 1994. The $177,000 decline in operating income in 1996 was primarily the result of an increase in Trust operating expenses during the year offset by a reduction in depreciation charges. Operating income in 1995 was $136,000 greater than that reported in 1994, primarily because of lower interest expense and reduced hotel operating expenses.

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

604320.3
                                        5

Item 8.   Financial Statements and Supplementary Data


Index                                                                      Page


Consolidated Financial Statements

         Report of Independent Accountants                                    7

         Consolidated Balance Sheets                                          8

         Consolidated Statements of Operations                                9

         Consolidated Statements of Changes in Shareholders' Equity          10

         Consolidated Statements of Cash Flows                               11

         Notes to Consolidated Financial Statements                       12-24







604320.3
                                        6

Coopers                                                 Coopers & Lybrand L.L.P.
& Lybrand                                           a professional services firm




                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Trustees of California
Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of California Real Estate Investment Trust and Subsidiary (the "Trust") as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Real Estate Investment Trust and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statements schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



San Francisco, California                               Coopers & Lybrand L.L.P.
February 14, 1997



















Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a Swiss limited liability association.

604320.3
                                        7


                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                                   ----------
                                                                                      1996                  1995
                                                                                      ----                  ----
                  ASSETS
Investments, Generally Held for Sale:
     Rental properties, less accumulated depreciation of $0 and $2,777,000 in
       1996 and 1995, respectively, and valuation allowances of $0 and
       $6,898,000 in 1996 and 1995,
       respectively                                                            $ 8,585,000          $ 17,215,000
     Notes receivable, net of valuation allowances and
       deferred gains of $6,127,000 and $9,151,000 in
       1996 and 1995, respectively                                               1,576,000            10,502,000
     Marketable securities available-for-sale                                   14,115,000                   -
                                                                                ----------          ----------
                                                                                24,276,000            27,717,000

Cash                                                                             4,698,000             4,778,000
Receivables, net of allowance of $1,001,000 and $700,000
  in 1996 and 1995, respectively                                                   707,000               680,000
Other assets, net of valuation allowance of $0 and
  $310,000 in 1996 and 1995 respectively                                           355,000               357,000
                                                                               -----------          ------------

          Total Assets                                                       $  30,036,000          $ 33,532,000
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

Commitments (Note 10)

Shareholders' Equity:
     Shares of beneficial interest, par value $1 a share; unlimited authorization, 9,137,000 and 9,137,000 shares
       outstanding in 1996 and 1995, respectively                                9,137,000             9,137,000
     Additional paid-in capital                                                 55,118,000            55,118,000
     Unrealized holding loss on marketable securities                              (22,000)                  -
     Accumulated deficit                                                       (39,762,000)          (39,348,000)
                                                                               ------------           ----------

          Total Shareholders' Equity                                            24,471,000            24,907,000
                                                                                ----------            ----------

                       Total Liabilities and Shareholders' Equity            $  30,036,000          $ 33,532,000
                                                                             =============            ==========
                  See accompanying notes to consolidated financial statements.


604320.3
                                                         8


                                      CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                                  AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Years Ended December 31, 1996, 1995 and 1994
                                                    ----------

                                                                       1996                1995                1994
                                                                       ----                ----                ----
Revenues:
     Rent                                                     $   2,019,000      $    2,093,000      $    2,593,000
     Interest                                                     1,136,000           1,396,000           1,675,000
     Hotel                                                               --              46,000             519,000
                                                        -------------------     ---------------      --------------
                                                                  3,155,000           3,535,000           4,787,000
                                                              -------------       -------------       -------------

Expenses:
     Operating expenses                                             685,000             584,000           1,011,000
     Hotel operating expenses                                            --               8,000             771,000
     Property management                                             96,000              96,000             252,000
     Depreciation and amortization                                   64,000             662,000             595,000
     Interest                                                       547,000             815,000           1,044,000
     General and administrative                                   1,503,000             933,000             813,000
                                                              -------------      --------------      --------------
                                                                  2,895,000           3,098,000           4,486,000
                                                              -------------       -------------       -------------

         Income before gain (loss) on
              foreclosure or sale of investments and
              valuation losses                                      260,000             437,000             301,000

Net gain (loss) on foreclosure or sale of
  investments                                                     1,069,000              66,000           (218,000)
                                                              -------------       -------------      -------------

              Income before valuation losses                      1,329,000             503,000              83,000

Valuation losses                                                  1,743,000           3,281,000             119,000
                                                              -------------        ------------      --------------

              Net Loss                                            (414,000)         (2,778,000)            (36,000)
                                                            ===============         ===========            ========

Net loss per share of beneficial interest               $             (.05) $            (0.30) $            (0.00)
                                                         ==================   =================    ================


               See accompanying notes to consolidated financial statements.


604320.3
                                                         9


                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                    SHAREHOLDERS' EQUITY Years Ended December
                             31, 1996, 1995 and 1994
                                   ----------


                                                                                                     Unrealized
                                        Shares of               Additional                          Holding Loss          Total
                                    Beneficial Interest        Paid-in Capital    Accumulated       on Marketable    Shareholders'
                                 Number            Amount         Capital           Deficit          Securities         Equity


Balance at January 1, 1994         9,125,000      $9,125,000       $55,106,000      $(35,620,000)      $       -    $28,611,000
Net loss                                   -              -                 -            (36,000)                       (36,000)
Proceeds from shares issued           12,000          12,000            12,000                  -                        24,000
Distributions                              -              -                 -           (914,000)                      (914,000)
                                   ---------       ---------        ----------       ------------     -----------    ----------
Balance at December 31, 1994       9,137,000       9,137,000        55,118,000       (36,570,000)                    27,685,000
                                   ---------       ---------        ----------        -----------                    ----------

Net loss                                   -              -                 -        (2,778,000)                     (2,778,000)
                                   ----------                       ----------       -----------                     -----------

Balance at December 31, 1995       9,137,000       9,137,000        55,118,000       (39,348,000)                    24,907,000
                                   ---------       ---------        ----------        ----------                     ----------

Unrealized holding loss on
marketable securities                     -              -                 -                  -          (22,000)    (22,000)
Net loss                                  -              -                 -          (414,000)                 -    (414,000)
                                                                                     -----------    ---------------    --------

Balance at December 31, 1996      9,137,000      $9,137,000        $55,118,000      $(39,762,000)       $ (22,000)   $24,471,000
                                  =========      ==========        ===========      =============       ==========    ===========



          See accompanying notes to consolidated financial statements.


604320.3
                                       10


                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994
                                   ----------

                                                                       1996                1995                1994
                                                                       ----                ----                ----
Cash flows from operating activities:
     Net (loss)                                                 $  (414,000)       $ (2,778,000)         $  (36,000)
                                                                 -----------        ------------          ----------
Adjustments to reconcile net (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                                      64,000             662,000             595,000
  (Gain) loss on foreclosure or sale of
    investments                                                  (1,069,000)            (66,000)            218,000
  Valuation losses                                                1,743,000           3,281,000             119,000
  Changes in assets and liabilities:
         (Increase) decrease in receivables                         (38,000)            294,000             107,000
         (Increase) decrease in other assets                        (61,000)           (282,000)             82,000
         Increase (decrease) in accounts payable
           and accrued expenses                                     226,000             166,000             (45,000)
         Increase (decrease) in other liabilities                    (2,000)             11,000            (106,000)
                                                                  ---------          ----------           ----------
           Total adjustments to net (loss)                          863,000           4,066,000             970,000
                                                                  ---------          ----------           ----------
         Net cash provided by operating activities                  449,000           1,288,000             934,000
                                                                  ---------          ----------           ----------
Cash flows from investing activities:
     Payments related to sales of rental properties                      --                  --            (100,000)
     Proceeds from sale of assets                                13,796,000                  --                  --
     Improvements to rental properties                             (146,000)           (321,000)           (106,000)
     Collections on notes receivable                                 35,000             850,000             346,000
     Purchase of marketable securities                          (15,849,000)                 --                  --
     Principal collection of marketable securities                1,712,000                  --                  --
     Increase in notes receivable                                        --                  --            (175,000)
                                                                 -----------         ----------           ----------
         Net cash (used in) provided by investing activities     (452,000)            529,000              (35,000)
                                                                 -----------         ----------           ----------
Cash flows from financing activities:
     Principal payments on long-term notes payable                  (77,000)           (405,000)            (94,000)
     Distributions paid                                                  --                 --            (890,000)
                                                                 ----------         ----------           ----------
         Net cash used in financing activities                    (77,000)           (405,000)           (984,000)
                                                                 ----------         ----------           -----------
         Net (decrease) increase in cash                          (80,000)          1,412,000             (85,000)
Cash, beginning of year                                           4,778,000           3,366,000           3,451,000
                                                                  ---------          ----------          ----------
Cash, end of year                                              $  4,698,000         $ 4,778,000        $  3,366,000
                                                                ===========          ==========         ===========







             See accompanying notes to consolidated financial statements.

                                       11
604320.3

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



604320.3
                                       12

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





604320.3
                                       13

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



604320.3
                                       14

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

                              Impairment of a Loan

          Effective January 1, 1995 CalREIT adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors of Impairment of a Loan," as amended ("SFAS 114"). In accordance with SFAS 114, CalREIT considers loans where it is probable they will be unable to collect all amounts contractually due, as being impaired. Where an impairment is indicated, a valuation writedown is measured based upon the excess of the loan amount over the fair value of the collateral of the loan less costs to sell. Interest income from impaired loans is recognized to the extent cash is received.

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

                               Net Loss Per Share

          Net loss per share of beneficial interest is based upon the weighted-average number of shares of beneficial interest outstanding. Shares of beneficial interest equivalents were anti-dilutive for the three years ended December 31, 1996. The weighted average number of shares of beneficial interest and earnings per share of beneficial interest are as follows:

                                                 1996         1995      1994
                                                 ----         ----      ----
           Weighted average shares of
               beneficial interest             9,137,335    9,137,335  9,130,961
                                               =========    =========  =========


         Loss per share of beneficial          $   (.05)    $  (0.30)  $  (0.00)
          interest
604320.3
                                       15

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


604320.3
                                       16

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



604320.3
                                       17

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

4.       Investment in Marketable Securities, continued:

         Investments that are not classified as "held-to-maturity" or "trading" securities are classified as "available- for-sale." Unrealized holding gains and losses for "available-for-sale" securities are excluded from earnings and reported as a separate component of shareholders' equity until realized.

         In accordance with SFAS 115, the Trust determines the appropriate classification at the time of purchase and re-evaluates such designation at each balance sheet date.

         At December 31, 1996, the Trust's "available-for-sale" securities consisted of the following:

                                                                     Unrealized              Estimated
                                                           Cost         Gains      Losses    Fair Value

         Federal National Mortgage
            Association, adjustable rate interest
            currently at 7.783%, due April 1, 2024       $2,879                    ($34)        $2,845

         Federal Home Loan Mortgage
             Association, adjustable rate interest
             currently at  7.625%, due June 1, 2024        $967                    ($10)          $957

         Federal National Mortgage
             Association, adjustable rate interest
             currently at 7.292%, due April 1, 2025        $732                     ($4)          $728

         Federal National Mortgage
              Association, adjustable rate interest
              currently at  6.144%, due May 1, 2026      $3,260                     ($5)        $3,255

         Federal National Mortgage
              Association, adjustable rate interest
              currently at 6.116%,  due June 1, 2026     $6,299          $31          -         $6,330
                                                         -------    ---------       ---------   ------

                                                         $14,137          $31           ($53)   $14,115
                                                         =======    =========       =========   =======

         The maturity dates above are not necessarily indicative of expected maturities as principal is often prepaid on such instruments.



604320.3
                                       18

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


604320.3
                                       19

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

6.       Valuation Allowances, continued:

                                                                   1996               1995             1994
                                                                   ----               ----             ----
           Rental Properties

           Allowance for valuation losses
           on rental property investments:
                Beginning balance                                $6,898,000       $ 5,863,000       $ 8,674,000
                Provision for valuation losses                    1,743,000         1,035,000            69,000
                Amounts charged against allowance
                 for valuation losses                           ($8,641,000)               --       ($2,880,000)
                                                                ------------      -----------        -----------

                 Ending balance                                 $                 $ 6,898,000       $ 5,863,000
                                                                ============      ===========       ===========

           Notes Receivable

           Allowance for valuation losses and deferred
              gains on notes receivable:
               Beginning balance                                 $9,151,000       $ 7,182,000       $ 7,442,000
               Provision for valuation losses                          -            2,246,000              --
               Deferred gains on notes and other, net                  -              (66,000)          (12,000)
               Amounts charged against allowance
                 for valuation losses                            (3,024,000)         (211,000)         (248,000)
                                                                 -----------      -----------         ---------

                 Ending balance                                  $6,127,000       $ 9,151,000       $ 7,182,000
                                                                 ==========       ===========         =========

           Rents and Interest Receivable

           Allowance for bad debt losses on rents
               and interest receivable:
               Beginning balance                                $  700,000        $   323,000       $   233,000
               Provision for losses                                501,000            873,000           183,000
               Amounts charged against allowance
                 for losses                                        (200,000)         (496,000)          (93,000)
                                                                ------------      ------------       -----------

                 Ending balance                                  $1,001,000       $   700,000     $     323,000
                                                                 ==========       ============      ============

         In addition, the Trust had established an allowance for valuation losses on other assets in the amount of $ 0 and $310,000 at December 31, 1996 and 1995, respectively.


604320.3
                                       20

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

7.       Long-Term Notes Payable:

         As of December 31, 1996 and 1995, the Trust had long-term notes payable (Notes) of $5,169,000 and $8,335,000 respectively, most of which were collateralized by deeds of trust on rental properties with an aggregate net book value of $8,585,000 and $11,181,000 at December 31, 1996 and 1995, respectively. These Notes are due in installments extending to the year 2014 with interest rates ranging from 8% to 10.75%. At December 31, 1996 none of the Notes were delinquent. At December 31, 1995, $3,089,000 of such Notes, bearing interest at a default rate of 18% and secured by the Casa Grande Motor Inn (which was foreclosed upon in February 1996) were delinquent. As of December 31, 1996, contractually scheduled principal payments during each of the next five years were $4,291,000, $39,000, $43,000, $38,000 and $41,000, respectively, and $718,000 thereafter. The Note on the Totem Square Shopping Center of $4,256,000 is due May 1, 1997.

8.       Distributions:

         There were no distributions paid in 1996 or 1995. Cash distributions were made per share of beneficial interest in 1994 and were classified for Federal income tax purposes as follows:

                                                 1996       1995       1994
                                                 ----       ----       ----
              Ordinary income                     - %        - %        - %
              Capital gains income                - %        - %        - %
              Return of capital                   - %        - %       100%
                                                -----     ------        ---
                                                  - %        - %       100%
                                                =====     ======        ===

           Total distributions per share       $ 0.00     $ 0.00     $ 0.10
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



604320.3
                                       21

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

10.      Statements of Cash Flows Supplemental Information:

         In connection with the sale of property, the Trust entered into various non-cash transactions as follows:

                                                        1996         1995          1994
                                                        ----         ----          ----

          Sales price                             $  13,853,000  $            --     $ 4,423,000
          Notes receivable                                --                  --           --
          Notes payable assumed by buyer and
            other liabilities applied to sales
            price                                       (57,000)              --      (4,523,000)
                                                 ---------------    ------------      ----------

          Cash received (paid)                    $  13,796,000$              --    $   (100,000)
                                                    ===========     ============      ==========

          Cost of property sold                   $  19,321,000$              --    $  8,084,000
                                                   ===========      ============       =========


         In 1996, with respect to its hotel property, the Trust allowed foreclosure on a note payable secured by a deed of trust. The amount of $3,089,000 represents the value of the note payable relieved in connection with this foreclosure and is aggregated in the 1996 sales price category above.

         Distributions were made as follows:

                                                        1996            1995           1994
                                                        ----            ----           ----

              Total distributions                 $      --         $     --        $ 914,000
              Distributions reinvested                   --               --          (24,000)
                                                   ---------        --------           -------
              Distributions paid in cash         $       --         $     --        $ 890,000
                                                   =========        ========          ========



Interest paid on the Trust's outstanding debt for 1996, 1995, and 1994 was $550,000, $730,000 and $1,121,000, respectively.


604320.3
                                       22

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


604320.3
                                       23


                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

14.      Selected Quarterly Financial Data (Unaudited):

                                                                           Quarter Ended
                                                  March 31        June 30          September 30         December 31
                                                  --------        -------          ------------         -----------
1996

          Revenues                             $   871,000    $   780,000           $   771,000       $     733,000

          Gain on fore-
            closure or sale of
            investments, net                   $   299,000    $   297,000           $   517,000       $     (44,000)

          Net income (loss)                    $   440,000    $  (213,000)          $  (514,000)      $    (127,000)

          Net income (loss) per share          $      0.05    $     (0.02)          $     (0.06)      $       (0.02)


1995

          Revenues                             $   879,000    $   836,000           $   942,000       $     878,000

          Gain on fore-
            closure or sale of
            investments, net                   $    66,000   $       -              $       -         $          -

          Net income (loss)                    $   242,000   $    44,000            $  100,000        $   (3,164,000)

          Net income (loss) per share          $      0.03   $      0.00            $     0.01        $        (0.34)

1994

       Revenues                                $ 1,131,000   $   780,000            $1,353,000        $     1,523,000

       Gain (loss) on fore-
         closure or sale of
         investments, net                     $       -      $   114,000            $ (344,000)       $        12,000

       Net income (loss)                      $    (1,000)   $  (328,000)           $   341,000       $      ( 48,000)

       Net income (loss) per share            $     (0.00)   $     (0.04)           $      0.04       $         (0.00)


604320.3
                                       24

                                    PART III



Item 10. Trustees and Executive Officers


Trustees and Executive Officers

As of March 10, 1997, the Board of Trustees consisted of the seven persons listed below. Messrs. Morrow, Brown, Steinberg and Ms. Bancroft served as Trustees throughout 1996, as did Mr. John McMahan who resigned in January 1997. Messrs. Edelman, Garrabrant and Klopp were added to the Board during the first two months of 1997 following CRIL's acquisition of the 6,959,593 Common Shares from Peregrine. See "Item 1 - Recent Developments."

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

The principal occupations and affiliations of the current Trustees are as follows:

     Frank A. Morrow, Chairman. Frank A. Morrow has been a trustee of the Trust since 1994. Mr. Morrow has been active in the real estate industry for over 25 years. As an independent advisor and business consultant, he has worked for several real estate companies as a turnaround specialist and workout expert. Other assignments have included due diligence investigations, stepping in as senior management in times of crisis, and multi-site real estate portfolio management. Mr. Morrow has had considerable experience in the acquisition, financing, leasing, management and sale of single as well as multiple assets. For a number of years, he served as the Managing Director of Real Estate for Stanford University and as Senior Vice President for the Boise Cascade Urban Development Corporation. Prior to his business career, Mr. Morrow served nine years in the U.S. Navy as an aviator and test pilot. He graduated from the U.S. Naval Academy and in 1971 received an MBA degree from Stanford University.

Juliana Bancroft, Independent Trustee. Juliana Bancroft has been a trustee of the Trust since 1995. Ms. Bancroft is an independent consultant to the hospitality industry. Prior to this she served as a vice president and a regional director with Kimpton Hotel and Restaurant Group headquartered in San Francisco. The Kimpton Group is the largest developer and operator of independent hotels and restaurants on the West Coast. During this period, among other responsibilities, Ms. Bancroft worked as a project manager on seven construction and redevelopment projects. She also has owned and operated her own firm in which she acquired, financed, rehabilitated and sold residential properties in Southern California. She has also been a principal in the investment banking firm of Bancroft, Garcia & Lavell, Inc. which secured more than $2 billion in real estate financing through the tax-exempt bond markets. Ms. Bancroft graduated from the University of Wisconsin with a B.S. degree in 1971 and from the University of Oregon with an M.S. degree in 1975.

Arnold E. Brown, Trustee. Arnold E. Brown has been a trustee of the Trust since 1994. Mr. Brown has over 20 years experience in real estate finance and investment. He is a Certified Public Accountant and previously served as a partner of the international accounting and consulting firm of Grant Thornton, where he was one of eight members of that firm's U. S. Real Estate Task Force. Since 1983, Mr. Brown has been in the private real estate investment and advisory service. Through his company, Brown Partners Ltd., he has acted as a principal or intermediary in numerous real estate transactions and has advised real estate investment companies on financial restructuring and real estate securities valuation matters. Mr. Brown served

604320.3
                                       25
as the Chief Financial Officer of CalREIT from April 1994 through 1995. He graduated from the Wharton School of the University of Pennsylvania in 1969 and received an MBA degree from Stanford University in 1971.

Elliot G. Steinberg, Independent Trustee. Elliot G. Steinberg has been a trustee of the Trust since 1995. Mr. Steinberg has been a managing partner since 1994 of Sunrise Creek, a company engaged in real estate development, and a managing partner of W.S. Ventures, a private investment partnership in emerging growth companies for more than the past five years. Mr. Steinberg has also served as corporate vice president and general counsel to Itel Corporation and was a founder and senior partner of the San Francisco law firm of Flynn & Steinberg specializing in real estate, banking, taxation and business planning. He was an editor of the Journal of Taxation of Investments and is the co-author of several books. Mr. Steinberg received his undergraduate degree at the University of California Berkeley in 1961, attended the London School of Economics through 1961, and in 1964 received his JD degree from the Boalt Hall School of Law at the University of California at Berkeley. Mr. Steinberg serves on the Boards of Directors of BioFactors, Inc., Ganson Ltd. and Cege Co. Ltd. He was formerly a director of Kimco Hotel Management Company.

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

Gary R. Garrabrant, Trustee. Gary R. Garrabrant has been a trustee of the Trust since January 2, 1997 and vice chairman of the Trust since February 1997.
After the Acquisition, Mr. Garrabrant will resign as vice chairman of the Trust. Mr. Garrabrant has been a senior vice president of EGI, an owner, manager and financier of real estate and corporations since January 1996 and managing partner of EGI Capital Markets, L.L.C. since September 1996. Prior to joining EGI, he was a director of Sentinel Securities Corporation where he established a real estate securities investment management operation. In 1994, Mr. Garrabrant co-founded Genesis Realty Capital Management, a money management firm exclusively focused on the equity and debt securities of public real estate companies. From 1989 to 1994, he was responsible for equity private placements and asset sales in the real estate investment banking division of The Bankers Trust Company. From 1981 to 1989 he was associated with Chemical Bank. He is a director of Meritage Hospitality Group Inc.

John R. Klopp, Trustee. John R. Klopp has been a trustee of the Trust since January 2, 1997 and chief executive officer of the Trust since February 1997. After the Acquisition, Mr. Klopp will also serve as vice chairman of the Trust. Mr. Klopp is a founder and has been a Managing Partner of Victor Capital since 1989. Mr. Klopp was a managing director and co-head of Chemical Realty Corporation from 1982 until 1989. From 1978 to 1982, Mr. Klopp held various positions with Chemical Bank's Real Estate Division where he was responsible for originating, underwriting and monitoring a portfolio of construction and permanent loans. He is a director of Metropolis Realty Trust, Inc., a Manhattan office REIT.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Trust during 1996 and written representation from certain of the trustees and from the Former Parent that no Form is required to be filed, the Trust believes that no trustee, officer or beneficial owner of more than 10% of its Common Shares failed to file on a timely basis reports required pursuant to
Section 16(a) of the Exchange Act with respect to 1996 or any prior fiscal year. However, John McMahan, a former trustee of the Trust, filed a Form 4 report for January 1997 on or about March 12, 1997 (30 days after the due date). The late Form 4 report related to four transactions. Mr. McMahan paid the profit from the transactions to the Trust on February 9, 1997.



604320.3
                                       26

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

Shares of                  CalREIT Investors Limited Partnership (1)
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


604320.3
                                       27

--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 30, 1997                                              /s/ Frank A. Morrow
------------                                              ---------------------
Date                                                      Frank A. Morrow
                                                          Chairman of the Board



604320.3
                                       28