Form 10-Q
period 1997-06-30
CALIFORNIA REAL ESTATE INVESTMENT TRUST
filed 1997-08-14
CIK 16387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:   1-8063

                                  CAPITAL TRUST
             (Exact name of registrant as specified in its charter)


          California                                94-6181186
-------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                Identification No.)

885 Third Avenue, Suite 1240, New York, NY                     10022
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (212) 593-5400
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]         No [    ]


622033.3

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practical date.

                   Class                         Outstanding at June 30, 1997
--------------------------------------------     ----------------------------
Class A Common Shares of Beneficial Interest,                       9,137,335
$1.00 par value ("Class A Common Shares")

                                EXPLANATORY NOTE

     This Form 10-Q Quarterly Report reflects (i) the reclassification on July 15, 1997 of the common shares of beneficial interest, $1.00 par value, of the Registrant (f/k/a California Real Estate Investment Trust), a California business trust, as class A common shares of beneficial interest, $1.00 par value, in the Registrant and (ii) the change in the name of the Registrant on July 15, 1997 to "Capital Trust."






622033.3

                                  CAPITAL TRUST

                                      INDEX
                                                                          PAGE

Part I.  Financial Information

         Item 1: Financial Statements...................................... 1

                 Consolidated Balance Sheets -
                     June 30, 1997 and December 31, 1996................... 1

                 Consolidated Statements of Operations -
                     For the Six Months Ended
                     June 30, 1997 and 1996................................ 2

                 Consolidated Statements of Cash Flows -
                     For the Six Months Ended June 30, 1997 and 1996....... 3

                 Notes to Consolidated Financial Statements................ 4

         Item 2: Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.........11


Part II. Other Information

         Item 1: Legal Proceedings.........................................15

         Item 2: Changes in Securities.....................................15

         Item 3: Defaults Upon Senior Securities...........................15

         Item 4: Submission of Matters to a Vote of Security Holders.......15

         Item 5: Other Information.........................................16

         Item 6: Exhibits and Reports on Form 8-K..........................17


622033.3

PART I.   Financial Information

                                             CAPITAL TRUST
                                            AND SUBSIDIARIES
                                      Consolidated Balance Sheets


                                                                         June 30,           December
                                                                           1997             31, 1996
                                                                       (Unaudited)          (Audited)
                          ASSETS

Investment, Held to Maturity:
   Investment in CMBS                                                   $49,524,000        $        --
Investments, Held for Sale:
     Rental properties                                                           --          8,585,000
     Notes receivable net of valuation allowances and deferred
        gains of $6,127,000 at June 30, 1997 and December 31, 1996        2,650,000          1,576,000
     Marketable securities available-for-sale                            12,696,000         14,115,000
Cash                                                                      2,059,000          4,698,000
Receivables, net of allowance of $1,250,000 and $1,001,000
     at June 30, 1997 and December 31, 1996, respectively                   796,000            707,000
Other assets                                                                554,000            355,000
                                                                        -----------        -----------
               Total Assets                                             $68,279,000        $30,036,000
                                                                        ===========        ===========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Notes payable, collateralized by deeds of trust on rental
     properties                                                         $   873,000        $ 5,169,000
     Accounts payable and accrued expenses                                1,160,000            326,000
     Other liabilities                                                           --             70,000
     Repurchase Obligations                                              42,451,000                 --
                                                                         ----------        -----------
               Total Liabilities                                         44,484,000          5,565,000
                                                                         ----------        -----------

Shareholders' Equity:
     Class A Common Shares of beneficial interest, par value $1 a share;
     unlimited authorization, 9,137,000 shares outstanding at
     June 30, 1997 and December 31, 1996                                  9,137,000          9,137,000
     Additional paid-in capital                                          55,145,000         55,118,000
     Unrealized holding income (loss) on marketable                         135,000            (22,000)
     Accumulated deficit                                                (40,622,000)       (39,762,000)
                                                                        -----------        -----------
               Total Shareholders' Equity                                23,795,000         24,471,000
                                                                        -----------        -----------
               Total Liabilities and Shareholders' Equity               $68,279,000        $30,036,000
                                                                        ===========        ===========

          See accompanying notes to consolidated financial statements.

622033.3
                                        1


                                                   CAPITAL TRUST
                                                 AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                                    (Unaudited)




                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                                   1997            1996              1997            1996
                                                   ----            ----              ----            ----
Revenues:
   Rent                                         $      --       $ 534,000        $  236,000       $1,103,000
   Interest                                       356,000         246,000           679,000          548,000
   Other                                           15,000              --            69,000               --
                                                ---------       ---------        ----------       ----------

                                                  371,000         780,000           984,000        1,651,000
                                                ---------       ---------        ----------       ----------

Expenses:
   Operating expenses                                  --         178,000           123,000          326,000
   Property management                              1,000          29,000            15,000           56,000
   Depreciation and amortization                    4,000          20,000            25,000           25,000
   Interest                                        24,000         137,000           123,000          274,000
   General and administrative                     694,000         367,000         1,126,000          780,000
                                                ---------       ---------        ----------       ----------

                                                  723,000         731,000         1,412,000        1,461,000
                                                ---------       ---------        ----------       ----------

   Income (loss) before gain (loss)
       on foreclosure or sale of
       investments and valuation losses          (352,000)         49,000          (428,000)         190,000

       Gain (loss) on sale of
       investments                                     --         297,000          (432,000)         596,000
                                                ---------       ---------        ----------       ----------

          Income (loss) before
          valuation (losses)                     (352,000)        346,000          (860,000)         786,000

Valuation (losses)                                     --        (559,000)               --         (559,000)
                                                ---------       ---------        ----------       ----------

          Net (loss) income                     $(352,000)      $(213,000)       $ (860,000)      $  227,000
                                                =========       =========        ==========       ==========

Net (loss) income per share of
   beneficial interest                         $    (0.04)      $   (0.02)       $    (0.09)      $     0.02
                                               ==========       =========        ==========       ==========


          See accompanying notes to consolidated financial statements.


622033.3
                                                         2


                                                   CAPITAL TRUST
                                                 AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)




                                                                  Six Months Ended
                                                                       June 30,
                                                                1997            1996
                                                                ----            ----

Cash flows from operating activities:
  Net (loss) income                                        $  (860,000)    $   227,000
  Adjustments to reconcile net (loss) income to net cash
  used in) provided by operating activities:
    Depreciation and amortization                               25,000          25,000
    Loss (gain) on foreclosure or sale of investments          432,000        (596,000)
    Valuation losses                                                --         559,000

  Changes in assets and liabilities:
    (Increase) in receivables, net                             (89,000)         (4,000)
    (Increase) Decrease in other assets                       (403,000)         12,000
    (Decrease) increase in accounts payable
         and accrued expenses                                  834,000          12,000
    (Decrease) increase in other liabilities                   (70,000)        130,000
                                                           -----------     -----------
    Total adjustments to net income                            729,000         138,000
                                                           -----------     -----------
    Net cash (used in) provided by operating activities       (131,000)        365,000
                                                           -----------     -----------

Cash flows from investing activities:
  Proceeds from sale of investments                          7,306,000      11,142,000
  Purchase of CMBS                                         (49,524,000)             --
  Purchase of marketable securities                                 --     (11,993,000)
  Improvements to rental properties                            (64,000)       (118,000)
  Principal collections on notes receivable                     16,000          22,000
  Principal collection on marketable securities              1,576,000              --
                                                           -----------     -----------
    Net cash used in investing activities                  (40,690,000)       (947,000)
                                                           -----------     -----------

Cash flows from financing activities:
  Principal payments on long-term notes payable             (4,296,000)        (38,000)
  Proceeds from repurchase obligation                       42,451,000              --
  Additional paid-in capital                                    27,000              --
                                                           -----------     -----------
    Net cash provided by (used in) financing activities     38,182,000         (38,000)
                                                           -----------     -----------
    Net decrease in cash                                    (2,639,000)       (620,000)
Cash, beginning of period                                    4,698,000       4,778,000
                                                           -----------     -----------

Cash, end of period                                        $ 2,059,000     $ 4,158,000
                                                           ===========     ===========


          See accompanying notes to consolidated financial statements.

622033.3
                                        3

                                  CAPITAL TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1.   Organization and Basis of Presentation:
     --------------------------------------

                                  Organization
                                  ------------

     Capital Trust (f/k/a California Real Estate Investment Trust) (the "Company") was organized under the laws of the State of California pursuant to a Declaration of Trust dated September 15, 1966. On July 15, 1997, a change of control of the Company occurred. This change of control followed the purchase on January 3, 1997 by CalREIT Investors Limited Partnership ("CRIL"), an affiliate of Equity Group Investments, Inc. ("EGI") and Samuel Zell, of the 6,959,593 Class A Common Shares (representing approximately 76% of the outstanding Class A Common Shares) then owned by the Company's former parent. Prior to the purchase which was approved by the then incumbent board of trustees, EGI and Victor Capital Group, L.P. ("VCG") presented to the Company's then incumbent board of trustees a proposed new business plan in which the Company would cease to be a REIT and instead become a specialty finance company designed primarily to take advantage of high-yielding "mezzanine" investment opportunities in commercial real estate. EGI and VCG also proposed that they provide the Company with a new management team to implement the business plan and that they invest through an affiliate a minimum of $30 million in a new class of preferred shares to be issued by the Company. In connection with the foregoing, the Company subsequently agreed that, concurrently with the consummation of the proposed preferred equity investment, it would acquire for $5.0 million VCG's real estate investment banking, advisory and asset management businesses, including the services of its experienced management team.

     On July 15, 1997, the proposed preferred share investment was consummated; 12,267,658 class A 9.5% cumulative convertible preferred shares, $1.00 par value, of beneficial interest in the Company ("Class A Preferred Shares") were sold to Veqtor Finance Company, LLC ("Veqtor"), an affiliate of Samuel Zell and the principals of VCG for an aggregate purchase price of $33,000,000 (the "Preferred Share Investment"). Concurrently with the foregoing transaction, Veqtor purchased from CRIL the 6,959,593 Class A Common Shares held by it for an aggregate purchase price of approximately $21.3 million. As a result of these transactions, Veqtor beneficially owns 19,227,251 or approximately 90% of the outstanding voting shares of the Company.

     In addition, on July 15, 1997, the Company consummated the acquisition of the real estate services businesses of VCG. A new management team was appointed by the Company from among the rank's of VCG's professional team and elsewhere. Thereafter, the Company immediately commenced full implementation of the new business plan under the direction of its newly elected board of trustees and its new management team.




622033.3
                                        4

                                  CAPITAL TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1.   Organization and Basis of Presentation, continued:
     --------------------------------------

     As of March 31, 1997, the Company had sold its two remaining commercial rental properties, Fulton Square Shopping Center and Totem Square in Sacramento, California and in Kirkland, Washington, respectively. At the end of the second quarter, the Company owned a mortgage note portfolio of four notes encompassing approximately $8,777,000 in loans with an aggregate book value of approximately $2,650,000. These loans bear interest at an overall effective rate of approximately 8%; approximately $2.1 million (book value) of these loans pay interest on a monthly basis and bear interest at an overall effective rate of approximately 8.7%. They are collateralized by mortgages on real property. Three of the investments in the four loans were originated by the Company in connection with the disposition of Company properties prior to 1996. The remaining note, in the face amount of approximately $1,090,000, was made in conjunction with the sale of Fulton Square Shopping Center in February 1997.

     Additionally, as of June 30, 1997 the Company had approximately $12,696,000 invested in liquid mortgage-backed securities.

                              Basis of Presentation
                              ---------------------

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended June 30, 1997, are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1996, audited financial statements and notes thereto, included in the Company's Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements of Capital Trust include the accounts of the Company and its wholly owned subsidiaries.


622033.3
                                        5

                                  CAPITAL TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1.   Organization and Basis of Presentation, continued:
     --------------------------------------

                            Stock-Based Compensation
                            ------------------------

     As of June 30, 1997 and December 31, 1996 there were no share options outstanding nor share option plans in place. The Company's board of trustees adopted, subject to shareholder approval which was obtained on July 15, 1997, two share option plans pursuant to which options to purchase an aggregate of two million Class A Common Shares may be issued to employees and trustees of the Company.

2.   Investment in CMBS and Related Repurchase Obligations:
     -----------------------------------------------------

     On June 30, 1997, the Company completed an approximately $49.3 million investment in a junior, subordinated class of commercial mortgage-backed securities ("CMBS"). The CMBS investment, which is secured by 20 short-term commercial mortgage loans with original maturities ranging from two to three years, was structured to provided an effective yield of a specified number of basis points over LIBOR based on specified base case modeling assumptions. The purchase price was financed in part pursuant to a reverse repurchase agreement. Pursuant to the reverse repurchase agreement, the Company posted 25% of the purchase price (approximately $12.3 million) from available cash sources as maintenance margin and received an extension of credit from the counter party for the remaining 75% balance (approximately $36.9 million). In connection with the foregoing, the Company entered into a separate repurchase agreement in the approximate amount of $5.6 million secured by certain of its FNMA securities.

3.   Investments in Notes Receivable:
     -------------------------------

     As of June 30, 1997 and December 31, 1996, the Company had long-term notes receivable, collateralized by deeds of trust (before valuation allowances and deferred gains) of $8,777,000 and $7,703,000, respectively. The notes are collateralized by real estate properties in California and Arizona. In conjunction with the Company's plan to monetize assets, its mortgage note investments are classified for accounting purposes as "held for sale." The notes bear interest at rates ranging from 7.63% to 9.5% as of June 30, 1997. For the quarter ended June 30, 1997 the overall effective rate was approximately 8%; approximately $2.1 million (book value) of these loans pay interest on a monthly basis and bear interest at an overall effective rate of approximately 8.7%.


622033.3
                                        6

                                  CAPITAL TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


4.   Investments in Marketable Securities:
     ------------------------------------


     At June 30, 1997, the Company's "available-for-sale" securities consisted of the following:


                                                           (In thousands)
                                                             Unrealized       Estimated
                                                Cost     Gains    Losses     Fair Value
Federal National Mortgage
  Association, adjustable rate interest
  currently at 7.931%, due April 1, 2024      $ 2,535   $  13     $  --       $ 2,548

Federal Home Loan Mortgage
  Corporation, adjustable rate interest
  currently at 7.666%, due June 1, 2024           870       4        --           874

Federal National Mortgage
  Association, adjustable rate interest
  currently at 7.359%, due April 1, 2025          582       4        --           586

Federal National Mortgage
  Association, adjustable rate interest
  currently at 6.82%, due May 1, 2026           2,936      13        --         2,949

Federal National Mortgage
  Association, adjustable rate interest
  currently at 6.869%, due June 1, 2026         5,638     101        --         5,739
                                              -------   -----     -----       -------

                                              $12,561   $ 135     $  --       $12,696
                                              =======   =====     =====       =======


     The maturity dates above are not necessarily indicative of expected maturities as principal is often prepaid on such instruments.

5.   Note Payables
     -------------

     The Company has one note payable to John Alden Life Insurance Company ("John Alden") with an interest rate of 9.50% per annum. Principal and interest are payable monthly until August 7, 2017 when the entire unpaid principal balance and any unpaid interest are due. John Alden has the right to call the entire note due and payable upon ninety days prior written notice.


622033.3
                                        7

                                  CAPITAL TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


6.   Income Taxes:
     ------------

     The Company has here-to-fore elected to be taxed as a real estate investment trust and as such, is not taxed on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its real estate trust taxable income is distributed and that the Company meets certain other REIT requirements. Immediately following the Preferred Share Investment, the Company will no longer be operated as a REIT and will therefore be subject to federal income taxes.

     The Company had federal and California net operating loss carryforwards ("NOLs") as of December 31, 1996 of approximately $17,631,000 and $5,194,000, respectively. The Company also has a federal and California capital loss carryover of approximately $1,567,000 that can be used to offset future capital gain. Due to CRIL's purchase of the 6,959,593 Class A Common Shares from the Company's former parent in January 1997 and the prior year ownership change related to the former parent's bankruptcy, NOLs are limited for both federal and California to approximately $1,500,000 annually. Any unused portion of such annual limitation can be carried forward to future periods.

7.   Related-Party Transactions:
     --------------------------

     Pursuant to an oral agreement with the Company's former parent, costs for certain general administrative services, including executive services, accounting services, treasury services, financial reporting and internal bookkeeping services, shareholder relations, and directors and officers insurance were shared with the former parent. The shared costs were allocated to the Company and the former parent based upon their respective asset values (real property and notes receivable), subject to annual negotiation. At June 30, 1997 and December 31, 1996, the Company had $9,000, and $31,000, respectively due to the Company's former parent pursuant to the cost allocation arrangement. The cost allocation arrangement between the Company and the former parent was terminated on January 7, 1997.


622033.3
                                        8

                                  CAPITAL TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


8.   Statement of Cash Flows Supplemental Information:
     ------------------------------------------------

     In  connection  with  the  sale  and   foreclosure  of  properties,   notes
     receivable, and property, plant and equipment the Company entered into various non-cash transactions as follows:


                                                     (In thousands)
                                                For the Six Months Ended

                                                June 30,         June 30,
                                                  1997             1966

     Sales price less selling costs             $8,396           $11,199
     Liabilities applied to sales price             --               (57)
     Amount due from buyer                      (1,090)               --
                                                ------           -------

     Net cash received                          $7,306           $11,142
                                                ------           -------

     Cash paid for interest during the three month periods ended June 30, 1997 and 1996, was $24,000 and $137,000, respectively. Cash paid for interest during the six month periods ended June 30, 1997, and June 30, 1996, was $123,000 and $274,000, respectively.

9.   Per Share Data:
     --------------

     Per share data is for the three month and six month periods ended June 30, 1997, and June 30, 1996, based on the weighted average number of shares of beneficial interest outstanding during each period. The weighted average number of shares used in the computation was 9,137,000.


622033.3
                                        9

                                  CAPITAL TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


10.  Gain (Loss) on Foreclosure or Sale of Investments:
     -------------------------------------------------

     Components of the gain (loss) on foreclosure or sale of investments for the three and six months ended June 30, 1997, and June 30, 1996, were as follows:


                                                          (In thousands)
                                               For the                      For the
                                         Three Months Ended            Six Months Ended
                                              June 30,                     June 30,
                                         1997          1996            1997         1996
                                         ----          ----            ----         ----
Sale of Bekins property                    --         $(164)             --         (164)

Sale of pavilions at Mesa Note             --           430              --          430

Sale of Spacesaver Mini-Storage Note       --            30              --           30

Sale of Van                                --             1              --            1

Sale of Redfield property                  --            --              --          299

Recognition of deferred gains              --            --              --           --
Sale of Fulton Square                      --            --             (34)          --
Sale of Totem Square                       --            --            (398)          --
                                         ----          ----           -----         ----

                                           --          $297           $(432)        $596
                                         ====          ====           =====         ====




622033.3
                                       10

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of the future financial position and results of operations of the Company. The following discussion reflects the reclassification on July 15, 1997 of the Company's common shares of beneficial interest, $1.00 par value, as class A common shares of beneficial interest, $1.00 par value (the "Class A Common Shares").

Recent Developments
-------------------

     On January 3, 1997, CalREIT Investors Limited Partnership ("CRIL"), an affiliate of Equity Group Investments, Inc. ("EGI") and Samuel Zell, purchased from the Company's former parent, 6,959,593 Class A Common Shares (representing approximately 76% of the outstanding Class A Common Shares) then owned by the former parent for an aggregate purchase price of $20,222,011. Prior to the purchase which was approved by the then incumbent board of trustees, EGI and Victor Capital Group, L.P. ("VCG") presented to the Company's then incumbent board of trustees a proposed new business plan in which the Company would cease to be a REIT and instead become a specialty finance company designed primarily to take advantage of high-yielding "mezzanine" investment opportunities in commercial real estate. EGI and VCG also proposed that they provide the Company with a new management team to implement the business plan and that they invest through an affiliate a minimum of $30 million in a new class of preferred shares to be issued by the Company.

     The board of trustees approved CRIL's purchase of the former parent's Class A Common Shares, the new business plan and the issuance of a minimum of $30 million of convertible preferred shares of the Company at $2.69 per share, the preferred shares to be convertible into common shares of the Company on a one-for-one basis. The board of trustees considered a number of factors in approving the foregoing, including the attractiveness of the proposed new business plan, the significant real estate investment and financing experience of the proposed new management team and the significant amount of equity capital the Company would obtain from the proposed preferred share investment. The Board also considered the terms of previous alternative offers to purchase the former parents's interest in the Company of which the Board was aware and the fact that the average price of the Company's Class A Common Shares during the 60 trading days preceding the board of trustees' meeting at which the proposed preferred equity investment was approved was $2.38 per share. The Company subsequently agreed that, concurrently with the consummation of the proposed preferred equity investment, it would acquire for $5.0 million VCG's real estate investment banking, advisory and asset management businesses, including the services of its experienced management team.

     At the Company's 1997 annual meeting of shareholders held on July 15, 1997, the Company's shareholders approved a proposal to issue and sell up to approximately $34 million of class A 9.5% cumulative convertible preferred shares, $1.00 par value, of beneficial interest in the Company ("Class A Preferred Shares") to Veqtor Finance Company, LLC ("Veqtor"), an affiliate of Samuel Zell and the principals of VCG (the "Preferred Share Investment"). The Company's shareholders also approved an amended and restated declaration of trust of the Company, that, among other things, reclassified the Company's outstanding common shares as Class A Common Shares and changed the Company's name to Capital Trust.


622033.3
                                       11

     Immediately following the Company's annual meeting of shareholders, the Preferred Share Investment was consummated; 12,267,658 Class A Preferred Shares were sold to Veqtor for an aggregate purchase price of $33,000,000. Concurrently with the foregoing transaction, Veqtor purchased from CRIL the 6,959,593 Class A Common Shares held by it for an aggregate purchase price of approximately $21.3 million. As a result of these transactions, Veqtor beneficially owns 19,227,251 or approximately 90% of the outstanding voting shares of the Company.

     In addition immediately following the shareholder meeting, the acquisition of the real estate services businesses of VCG was consummated and a new management team was appointed by the Company from among the rank's of VCG's professional team and elsewhere. The Company thereafter immediately commenced full implementation of the new business plan under the direction of its newly elected board of trustees and new management team.

     In connection with the foregoing, the Company announced on July 15, 1997 the completion of its first investment pursuant to the new business plan. On June 30, 1997, the Registrant completed an approximately $49.3 million investment in a junior, subordinated class of commercial mortgage-backed securities ("CMBS"). The CMBS investment, which is secured by 20 short-term commercial mortgage loans with original maturities ranging from two to three years, was structured to provided an effective yield of a specified number of basis points over LIBOR based on specified base case modeling assumptions. The purchase price was financed in part pursuant to a reverse repurchase agreement. Pursuant to the reverse repurchase agreement, the Company posted 25% of the purchase price (approximately $12.3 million) from available cash sources as maintenance margin and received an extension of credit from the counter party for the remaining 75% balance (approximately $36.9 million).

Dispositions of Properties and Mortgage Notes
---------------------------------------------

     As of January 1, 1997, the Company's investment portfolio included two commercial properties, as well as three mortgage notes secured by real property, all "held for sale." The Company's real estate portfolio, carried at a book value of $8,585,000 as of January 1, 1997, included Fulton Square Shopping Center in Sacramento, California and a 60% interest in Totem Square, a mixed-use retail property in Kirkland, Washington. During the first quarter, these two commercial properties were sold. The sale of Fulton Square closed on February 14, 1997 and the sale of Totem Square closed on March 3, 1997. The proceeds from these sales were invested in mortgage loans and liquid mortgage-backed securities which satisfy REIT-asset qualification requirements. As of the end of the second quarter, the Company had $12,696,000 invested in such securities.

     The Company's mortgage note portfolio, carried at an aggregate book value of $2,650,000 as of June 30, 1997, consists of four loans which bear interest at an overall effective rate of approximately 8% and are collateralized by mortgages on real property; approximately $2.1 million of these loans pay interest on a monthly basis and bear interest at an overall effective rate of approximately 8.7%.



622033.3
                                       12

Management of the Company's Investments
---------------------------------------

     All strategic and investment decisions during the period were made by the board of trustees. The Company was self-administered and had no employees. In 1996, operating and administration services were provided by the employees of the Company's former parent (for which the former parent received a reimbursement of costs) and by independent contractors. As of January 7, 1997, the arrangement with the former parent was mutually terminated. Day-to-day operations and administration of the Company are currently being provided by its new management team which was appointed following the 1997 annual meeting of shareholders. See "-- Recent Developments."

Comparison of the Six Months and Three Months Ended June 30, 1997 to the Six
-----------------------------------------------------------------------------
Months and Three Months Ended June 30, 1996
-------------------------------------------

     Net loss of $860,000 was reported by the Company the six months ended June 30, 1997, a decrease of $1,087,000, from the six months ended June 30, 1996. Net loss of $352,000 was reported by the Company for the three months ended June 30, 1997, a decrease of $139,000, or 65% from the net loss of $213,000 for the three months ended June 30, 1996. These changes were primarily the result of losses on the sale of investments and expenses associated with the annual meeting of shareholders and the attendant proxy materials, respectively.

     Total Revenues decreased $667,000, or 40%, to $984,000 for the six months ended June 30, 1997. Total revenues decreased $409,000, or 52%, to $371,000 for the three months ended June 30, 1997. This was down from $1,651,000 and $780,000 for the six and three months ended June 30, 1996, respectively. These decreases are primarily attributable to decreases in rental revenues due primarily to the sale of properties offset by an increase in interest revenues.

     Rental revenues decreased $867,000, or 79%, to $236,000 for the six months ended June 30, 1997. Rental revenues decreased $534,000, or 100%, to $0 for three months ended June 30, 1997. This was down from $1,103,000 and $534,000 for the six and three months ended June 30, 1996, respectively. These decreases were primarily the result of the sale of the Company's remaining properties.

     Interest revenues increased $131,000, or 24%, to $679,000 for the six months ended June 30, 1997. Interest revenues increased $110,000, or 45%, to $356,000 for the three months ended June 30, 1997. This was up from $548,000 and $246,000 for the six and three months ended June 30, 1996, respectively. These increases were primarily due to the increase in interest received from marketable securities and an increase in interest earned on cash accounts.

     Total Expenses decreased $49,000, or 3 %, to $1,412,000 for the six months ended June 30, 1997. Total expenses decreased $8,000, or 1%, to $723,000 for the three months ended June 30, 1997. This was down from $1,461,000 and $731,000 for the six and three months ended June 30, 1996, respectively. These decreases were attributable to decreases in operating expenses as well as decreases in interest expense offset by increases in general and administrative expenses, primarily associated with the annual meeting of shareholders.

     Interest expense decreased $151,000, or 55%, to $123,000 for the six months ended June 30, 1997. Interest expense decreased $113,000, or 82%, to $24,000 for the three months ended June 30, 1997. This was down from $274,000 and $137,000 for the six and three months ended June 30, 1996,

622033.3
                                       13
respectively. These decreases primarily resulted from the cessation of interest expense on the sale of Totem Square.

     General and administrative expenses increased $346,000, or 44%, to $1,126,000 for the six months ended June 30, 1997. The same expenses increased $327,000, or 89%, to $694,000, for the three months ended June 30, 1997. This was up from $780,000 and $367,000 for the six and three months ended June 30, 1996, respectively. These increases were due to the net effect of increases and decreases in various expense categories. The largest increases were generated by additional trustee fees and consulting fees related to expansion transaction activities, the packaging and disposition of the Company's mortgage notes, and expenses relating to the annual meeting of shareholders.

     Valuation Losses. Valuation losses decreased to zero for the six months ended June 30, 1997.

     Dispositions. During the first quarter of 1997, the Company sold Fulton Square Shopping Center, a retail property located in Sacramento, California. The net loss recognized from the sale of Fulton Square was approximately $34,000. The Company also sold Totem Square, a retail property located in Kirkland, Washington. The net loss recognized from the sale of Totem Square was approximately $398,000 of which the majority was transfer taxes and the elimination of unamortized tenant improvements and leasing commissions.

Liquidity and Capital Resources
-------------------------------

     At June 30, 1997, the Company had $2,059,000 in cash. Capital Trust's $8,777,000 mortgage note portfolio is carried at a net book value of $2,650,000 due primarily to cumulative write downs in valuation. Its investment in marketable securities, available for sale, had a net book value at June 30, 1997, of $12,696,000. The primary sources of liquidity for the Company in the remainder of 1997, which management believes will adequately meet future liquidity and capital resource requirements, will be the $33 million of proceeds from the Preferred Share Investment, cash on hand, cash generated from operations, and interest payments on its notes and securities. The primary demands on the Company's capital resources will be the implementation of the Company's new business plan.

     The Company experienced a net decrease in cash of $2,639,000 for the six months ended June 30, 1997, compared to a net decrease in cash of $620,000 for the six months ended June 30, 1996, a difference of $2,019,000. For the six months ended June 30, 1997, cash used in operating activities was $131,000, down $496,000 from cash provided by operations of $365,000 during the same period in 1996. Cash used in investing activities during this same period increased by $39,743,000 to $40,690,000, up from $(947,000), primarily the result of investing in Commercial Mortgage Backed Securities ("CMBS"). Cash provided by financing activities increased $38,220,000 due primarily from the proceeds of repurchase obligations.

     The Company has one outstanding debt obligation of $873,000 in addition to two outstanding repurchase obligations



622033.3
                                       14

                           PART II. OTHER INFORMATION

ITEM 1:   Legal Proceedings

                    None

ITEM 2:   Changes in Securities

                    None

ITEM 3:   Defaults Upon Senior Securities

                    None

ITEM 4:   Submission of Matters to a Vote of Security Holders

The Registrant held its annual meeting of shareholders on July 15, 1997. The Registrant's shareholders consider proposals to:

1. approve the issuance of the Registrant's class A 9.5% cumulative convertible preferred shares, $1.00 par value, of beneficial interests in the Registrant, upon the terms and conditions set forth in the preferred share purchase agreement, dated as of June 16, 1997, by and between the Registrant, Veqtor Finance Company, LLC and in the certificate of designation, preferences and rights of the class A 9.5% cumulative convertible preferred shares and the class B 9.5% cumulative convertible non-voting preferred shares of the Registrant ("Proposal 1");

2. (a) approve an amendment to the existing declaration of trust of the Registrant (the "Existing Declaration") which reclassifies the common shares of beneficial interest, $1.00 par value, of the Registrant as "class A common shares" and creates another class of common shares, "class B non-voting common shares" ("Proposal 2(a)"); (b) approve an amendment to the Existing Declaration which revises certain restrictions upon transactions between the Registrant and certain large shareholders and other affiliates ("Proposal 2(b)"); (c) approve an amendment to the Existing Declaration which eliminates certain provisions intended to assure the Registrant's continued treatment as a "real estate investment trust" for federal tax purposes ("Proposal 2(c)"); and (d) approve other amendments to the Existing Declaration ("Proposal 2(d)"), each of the foregoing amendments to be contained in an amended and restated declaration of trust of the Registrant;

3.        elect Martin L. Edelman, Gary R. Garrabrant, Craig M. Hatkoff, John R.
          Klopp, Sheli Z. Rosenberg, Lynne B. Sagalyn and Samuel Zell as trustees to serve until the Registrant's next annual meeting of shareholders or until such trustees' successors are elected and shall have qualified ("Proposal 3");

4. ratify the appointment of Ernst & Young LLP as the independent auditors of the Registrant for fiscal year 1997 ("Proposal 4);


622033.3
                                       15

5.        approve a long-term incentive share plan ("Proposal 5"); and

6.        approve a non-employee trustee share plan ("Proposal 6").

     The following table sets forth the number of votes in favor, the number of votes opposed the number of abstentions (or votes withheld in the case of the election of trustees) and broker non-votes with respect to each of the foregoing proposals.


      Proposal         Votes in Favor    Votes Opposed    Abstentions   Broker Non-
                                                          (Withheld)       Votes
Proposal 1               7,637,601           77,231         35,750        784,029
Proposal 2(a)            7,635,887           64,091         50,604        784,029
Proposal 2(b)            7,635,044           68,278         40,260        784,029
Proposal 2(c)            7,593,678          118,262         38,642        784,029
Proposal 2(d)            7,584,600          115,087         50,895        784,029
Proposal 3
  Martin L. Edelman      8,474,895            --            59,716          --
  Gary R. Garrabrant     8,485,499            --            49,112          --
  Craig M. Hatkoff       8,485,499            --            49,112          --
  John R. Klopp          8,485,499            --            49,112          --
  Sheli Z. Rosenberg     8,485,499            --            49,112          --
  Lynne B. Sagalyn       8,485,499            --            49,112          --
  Samuel Zell            8,485,499            --            49,112          --
                                                            49,112          --
Proposal 4               8,460,551           38,549         35,511          --
Proposal 5               7,591,933          113,232         45,417        784,029
Proposal 6               7,581,740          120,627         48,215        784,029


ITEM 5:   Other Information

                    None



622033.3
                                       16

ITEM 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits


Exhibit
Number                             Description


2.1 Interest Purchase Agreement, dated as of June 16, 1997, by and between John R. Klopp, Craig M. Hatkoff, and Valentine Wildove & Company, Inc. and the Registrant (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 30, 1997 and is incorporated herein by reference).

3.1 Amended and Restated Declaration of Trust, dated July 15, 1997 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 15, 1997 and is incorporated herein by reference).

3.2 By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on July 15, 1997 and is incorporated herein by reference).

4.1 Certificate of Designation, Preferences and Rights of the Class A 9.5% Cumulative Convertible Preferred Shares and the Class B 9.5% Cumulative Convertible Non-Voting Preferred Shares (filed as Exhibit
          4.1 to the Registrant's Current Report on Form 8-K filed on July 15, 1997 and is incorporated herein by reference).

10.1 Preferred Share Purchase Agreement, dated as of June 16, 1997, by and between the Registrant and Veqtor Finance Company, LLC (filed as
          Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 30, 1997 and is incorporated herein by reference).

10.2      Non-Negotiable Notes of the Registrant payable to John R. Klopp, Craig
          M. Hatkoff and  Valentine  Wildove & Company,  Inc.  (filed as Exhibit
          10.2 to the Registrant's Current Report on Form 8-K filed on July 30, 1997 and is incorporated herein by reference).

10.3 1997 Long-Term Incentive Share Plan, as amended.(filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 15, 1997 and is incorporated herein by reference).

10.4      1997  Non-Employee  Trustee Share Plan,  as amended  (filed as Exhibit
          10.2 to the Registrant's Current Report on Form 8-K filed on July 15, 1997 and is incorporated herein by reference).



622033.3
                                       17

          (b)  Reports on Form 8-K

          During the fiscal quarter ended March 31, 1997, the Company filed two Current Reports on Form 8-K:

               (i) The Registrant filed on April 16, 1997 a Current Report on Form 8-K, dated April 10, 1997, reporting under Item 4 a change in independent accountants and under Item 5 the filing of its preliminary proxy statement for its 1997 annual meeting of shareholders.

               (ii) The Registrant  filed on June 12, 1997 a Current Report on
                    Form 8-K, dated February 14, 1997, reporting under Item 2 the disposition of certain commercial properties and under
                    Item 7 pro forma financial information with respect thereto.



622033.3
                                       18

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAPITAL TRUST



August 14, 1997                           /s/  John R. Klopp
---------------                           ------------------
     Date                                 John R. Klopp
                                          Chief Executive Officer



                                          /s/ Edward L. Shugrue III
                                          -------------------------
                                          Edward L. Shugrue III
                                          Managing Director and Acting
                                          Chief Financial Officer
                                          (principal financial officer)

622033.3
                                       19