Form 10-Q/A
period 1997-03-31
CAPITAL TRUST
filed 1997-10-17
CIK 16387

As filed with the Securities and Exchange Commission on October 17, 1997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Yes [ X ]         No [    ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practical date.

               Class                             Outstanding at March 31, 1997
Common Shares of Beneficial Interest
$1.00 par value ("Common Shares")                         9,137,335

629215.3

-------------------------------------------------------------------------------

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
-------------------------------------------------------------------------------

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



629215.3

                          PART I. FINANCIAL INFORMATION
-------------------------------------------------------------------------------
Item 1.  Financial Statements
-------------------------------------------------------------------------------


                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                                            March 31,         December 31,
                                                                               1997               1996
                                                                           (Unaudited)         (Audited)
         ASSETS

Investments, Generally Held for Sale:
     Rental properties                                                    $         --       $  8,585,000
     Notes receivable, net of valuation allowances and deferred gains
         of $6,127,000 at March 31, 1997 and December 31, 1996               2,658,000          1,576,000
     Marketable securities available for sale                               13,141.000         14,115,000
                                                                           -----------       ------------
                                                                            15,799,000         24,276,000

Cash                                                                         8,330,000          4,698,000
Receivables, net of allowance of $1,126,000 and $1,001,000
     at March 31, 1997 and December 31, 1996, respectively                     687,000            707,000
Other assets                                                                   208,000            355,000
                                                                           -----------       ------------

              Total Assets                                                $ 25,024,000       $ 30,036,000
                                                                           ===========        ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Long-term notes payable, collateralized by deeds of trust
         on rental properties                                             $    880,000       $  5,169,000
     Accounts payable and accrued expenses                                     113,000            326,000
     Other liabilities                                                              --             70,000
                                                                           -----------        -----------

              Total Liabilities                                                993,000          5,565,000
                                                                           -----------        -----------

Shareholders' Equity:
     Shares of beneficial interest, par value $1 a share; unlimited authorization, 9,137,000 shares outstanding at
         March 31, 1997 and December 31, 1996                                9,137,000          9,137,000
     Additional paid-in capital                                             55,145,000         55,118,000
     Unrealized holding income (loss) on marketable securities                  19,000           (22,000)
     Accumulated deficit                                                   (40,270,000)       (39,762,000)
                                                                           -----------        -----------

              Total Shareholders' Equity                                    24,031,000         24,471,000
                                                                           -----------        -----------

              Total Liabilities and Shareholders' Equity                  $ 25,024,000       $ 30,036,000
                                                                           ===========        ===========



           See accompanying notes to consolidated financial statements.

629215.3

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                     1997              1996
                                                     ----              ----

Revenues:
     Rent                                        $  236,000         $ 569,000
     Interest                                       323,000           302,000
     Other                                           54,000                --
                                                   --------          --------
                                                    613,000           871,000
                                                    -------          --------

Expenses:
     Operating expenses                             123,000           148,000
     Property management                             14,000            27,000
     Depreciation and amortization                   21,000             5,000
     Interest                                        99,000           137,000
     General and administrative                     432,000           413,000
                                                    -------          --------
                                                    689,000           730,000
                                                    -------          --------

         Income (loss) before gain (loss) on
              sale of investments                   (76,000)          141,000

Gain (loss) on sale of investments                 (432,000)          299,000
                                                 -----------         --------

         Net income (loss)                      $  (508,000)        $ 440,000
                                                 ===========         ========

Net income (loss) per share of
   beneficial interest                          $     (0.06)        $    0.05
                                                 ===========         ========




          See accompanying notes to consolidated financial statements.


629215.3

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                           1997              1996
                                                                           ----              ----

Cash flows from operating activities:
     Net income (loss)                                                $   (508,000)     $   440,000
                                                                       -----------       ----------
     Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                                      21,000            5,000
         Loss (gain) on sale of investments                                432,000         (299,000)
     Changes in assets and liabilities:
         Decrease (increase) in receivables, net                            20,000           (9,000)
         (Increase) in other assets                                        147,000          (59,000)
         (Decrease) increase in accounts payable
              and accrued expenses                                        (213,000)         258,000
         (Decrease) increase in other liabilities                          (70,000)           2,000
                                                                       -----------       ----------
              Total adjustments to net (loss) income                       337,000         (102,000)
                                                                       -----------       ----------
              Net cash (used) provided by operating activities            (171,000)         338,000
                                                                       -----------       ----------

Cash flows from investing activities:
     Proceeds from sale of investments                                   7,306,000               --
     Improvements to rental properties                                     (64,000)         (45,000)
     Principal collections on notes receivable                               8,000           12,000
     Principal collections on marketable securities                      1,015,000               --
                                                                       -----------       ----------
              Net cash provided by (used in) investing activities        8,265,000          (33,000)
                                                                       -----------       ----------

Cash flows from financing activities:
     Principal payments on long-term notes payable                      (4,289,000)         (23,000)
     Additional paid-in capital                                             27,000               --
                                                                       -----------       ----------
         Net cash used in financing activities                          (4,262,000)         (23,000)
                                                                       -----------       ----------

              Net increase in cash                                       3,832,000          282,000
     Cash, beginning of period                                           4,698,000        4,778,000
                                                                       -----------       ----------

     Cash, end of period                                              $  8,530,000      $ 5,060,000
                                                                       ===========       ==========


          See accompanying notes to consolidated financial statements.

629215.3

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

     The Trust became a partner of Totem Square, L. P. ("Totem"), a Washington Limited Partnership in which the Trust owns a 59% interest, on November 30, 1990. The Trust also formed CalREIT Totem Square, Inc. ("Cal- CORP") to act as general partner of Totem. Cal-CORP has a 1% interest in Totem, and Totem Square Associates, an unrelated party, has the remaining 40%.

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


629215.3

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

                            Stock-Based Compensation
                            ------------------------

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





629215.3

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


629215.3

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

3.   Investments in Marketable Securities, continued:
     ------------------------------------

     At March 31, 1997, the Trust's "available-for-sale" securities consisted of the following:

                                                                        (In thousands)
                                                                Unrealized            Estimated
                                                   Cost      Gains      Losses       Fair Value

     Federal National Mortgage
       Association, adjustable rate interest
       currently at 7.842%, due April 1, 2024    $  2,681    $    --     $  (17)      $  2,664

     Federal Home Loan Mortgage
       Corporation, adjustable rate interest
       currently at 7.666%, due June 1, 2024          908         --         (3)           905

     Federal National Mortgage
       Association, adjustable rate interest
       currently at 7.311%, due April 1, 2025         656         --         (5)           651

     Federal National Mortgage
       Association, adjustable rate interest
       currently at 6.147%, due May 1, 2026         3,089         17         --          3,106

     Federal National Mortgage
       Association, adjustable rate interest
       currently at 6.156%, due June 1, 2026        5,788         27         --          5,815
                                                  -------     ------      -----        -------

                                                 $ 13,122    $    44     $  (25)      $ 13,141
                                                  =======     ======      =====        =======

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




629215.3

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

7.   Statements of Cash Flows Supplemental Information:

     In connection with the sale and foreclosure of properties, the Trust entered into various non-cash transactions as follows:

                                           For the Three Months Ended

                                          March 31,          March 31,
                                            1997               1996
                                          --------           --------

     Sales price less selling costs     $ 8,396,000       $  1,033,000
     Amount due from Buyer                1,090,000         (1,033,000)
                                         ----------        -----------

     Net cash received                  $ 7,306,000       $         --
                                         ==========        ===========

     Cash paid for interest on the Trust's outstanding debt during the three-month periods ended March 31, 1997 and 1996, was $99,000 and $139,000, respectively.


629215.3

                     CALIFORNIA REAL ESTATE INVESTMENT TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

8.   Per Share Data:
     --------------

     Per share data is for the three-month periods ended March 31, 1997, and March 31, 1996, based on the weighted average number of Common Shares outstanding during each period. The weighted average number of shares used in the computation was 9,137,000.

9.   Gain (loss) on Sale of Investments:
     ----------------------------------

     Components of the gain (loss) on the sale of investments for the three months ended March 31, 1997, and March 31, 1996, were as follows:

                                                          For the
                                                     Three Months Ended
                                                         March 31,
                                                      1997           1996
                                                      ----           ----

     Sale of Redfield Commercial Center          $      --       $  299,000
     Sale of Fulton Square Shopping Center          (34,000)             --
     Sale of Totem Square                          (398,000)             --
                                                  ----------      ---------

                                                 $ (432,000)     $  299,000
                                                  ==========      =========

10.  Changes in and  Disagreements  with Accountants on Accounting and Financial
     ---------------------------------------------------------------------------
     Disclosure
     ----------

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


629215.3

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CALIFORNIA REAL ESTATE INVESTMENT TRUST



October 17, 1997                        /s/ John R. Klopp
----------------                        -----------------------
     Date                               John R. Klopp
                                        Chief Executive Officer

629215.3