Form 10-Q
period 1997-09-30
CAPITAL TRUST
filed 1997-11-14
CIK 16387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:             1-8063


                                  CAPITAL TRUST
             (Exact name of registrant as specified in its charter)

California                                                                         94-6181186
--------------------------------------------------             --------------------------------------------------
(State or other jurisdiction of                                       (I.R.S. Employer Identification No.)
incorporation or organization)

605 Third Avenue, 26th Floor, New York, NY                                                  10016
-----------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                         (Zip Code)


                                 (212) 655-0220
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[ X ]    No[   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practical date.

Class                                                                                 Outstanding at September 30, 1997
-------------------------------------------------------            ----------------------------------------------------
Class A Common Shares of Beneficial Interest,                                           9,138,325
$1.00 par value ("Class A Common Shares")

                                  CAPITAL TRUST
                                      INDEX

                                                                                                               Page
Part I.       Financial Information

              Item 1:      Financial Statements...................................................................1

                           Consolidated Balance Sheets -
                                    September 30, 1997 and December 31, 1996......................................1

                           Consolidated Statements of Operations -
                                    Three and Nine Months Ended
                                    September 30, 1997 and 1996...................................................2

                           Consolidated Statement of Shareholders' Equity -
                                    Nine Months Ended September 30, 1997..........................................3

                           Consolidated Statements of Cash Flows -
                                    Nine Months Ended September 30, 1997 and 1996.................................4

                           Notes to Consolidated Financial Statements.............................................5

              Item 2:      Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations........................................................25

              Item 3:      Quantitative and Qualitative Disclosure about Market Risk.............................31

Part II. Other Information

              Item 1:      Legal Proceedings.....................................................................32

              Item 2:      Changes in Securities and Use of Proceeds.............................................32

              Item 3:      Defaults Upon Senior Securities.......................................................32

              Item 4:      Submission of Matters to a Vote of Security Holders...................................32

              Item 5:      Other Information.....................................................................34

              Item 6:      Exhibits and Reports on Form 8-K......................................................35

                         Capital Trust and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996
                                 (in thousands)
                                    (audited)


                                                                                   September 30,           December 31,
                                           Assets                                      1997                    1996
                                                                                -------------------     -------------------
Cash and cash equivalents                                                               $     4,063              $    4,698
Available-for-sale securities                                                                13,030                  14,115
Investment and lending transactions, net of $155 and $0 reserve for possible
    credit losses at September 30, 1997 and December 31, 1996, respectively                  88,358                   1,010
Rental properties                                                                             --                      8,585
Excess of purchase price over net tangible assets acquired, net                                 337                   --
Deposits and other receivables                                                                3,795                   1,273
Prepaid and other assets                                                                      2,712                     355
                                                                                        -----------              ----------
       Total assets                                                                      $  112,295              $   30,036
                                                                                         ==========              ==========



                            Liabilities and Shareholders' Equity

Liabilities:
    Accounts payable and accrued expenses                                              $      2,738           $         326
    Notes payable                                                                             4,867                   5,169
    Credit facility                                                                          11,715                   --
    Repurchase obligations                                                                   36,881                   --
    Deferred revenue                                                                            725                   --
    Other liabilities                                                                         --                         70
                                                                                        -----------              ----------
    Total liabilities                                                                        56,926                   5,565
                                                                                         ==========              ==========

Commitments and contingencies

Shareholders' equity:
    Class A Preferred Shares, $1.00 par value, 12,639 shares authorized, 12,268 and 0 shares issued and outstanding at September 30, 1997 and
       December 31, 1996, respectively                                                       12,268                   --
    Class A Common Shares, $1.00 par value; unlimited shares authorized,
       9,138 shares issued and outstanding                                                    9,138                   9,138
    Additional paid-in capital                                                               75,719                  55,117
    Unrealized gain on available-for-sale securities                                            459                    (22)
    Accumulated deficit                                                                    (42,215)                (39,762)

Total shareholders' equity                                                                   55,369                  24,471
                                                                                        -----------              ----------

Total liabilities and shareholders' equity                                             $    112,295           $      30,036
                                                                                         ==========              ==========

          See accompanying notes to consolidated financial statements.

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Operations
             (in thousands, except per share data and share amounts)

                                                           Three Months Ended                         Nine Months Ended
                                                              September 30,                             September 30,
                                                  -------------------------------------      ------------------------------------
                                                        1997                 1996                 1997                 1996
                                                  ----------------      ---------------      ---------------      ---------------
                                                               (unaudited)                      (audited)           (unaudited)
Income from investment and lending transactions:
    Interest and related income                       $      1,787         $         69            $   1,863            $     444
    Interest and related expenses                              790                --                     790                --
                                                  ----------------
      Net income from investment and lending
        transactions                                           997                   69                1,073                  444
                                                  ----------------      ---------------      ---------------      ---------------

Other revenues:
    Advisory and asset management fees                         529                --                     529                --
    Rental income                                                8                  482                  313                1,585
    Other interest income                                      405                  220                1,008                  393
                                                  ----------------      ---------------      ---------------      ---------------
      Total other revenues                                     942                  702                1,850                1,978
                                                  ----------------      ---------------      ---------------      ---------------

Other expenses:
    General and administrative                               3,329                  313                4,470                1,149
    Other interest expense                                      21                  136                  144                  410
    Rental property expenses                                 --                     149                  123                  475
    Depreciation and amortization                               27                   20                   52                   45
                                                  ----------------      ---------------      ---------------      ---------------
      Total other expenses                                   3,377                  618                4,789                2,079
                                                  ----------------      ---------------      ---------------      ---------------

    Net income (loss) before gain (loss)
      on sale of rental properties,
      provision for possible credit
      losses and income taxes                               (1,438)                  153              (1,866)                  343
Gain (loss) on sale of investments and properties             --                     517                (432)                1,113
Provision for possible credit losses                          (155)              (1,184)                (155)              (1,743)
                                                   ----------------      ---------------      ---------------      ---------------
      Loss before income taxes                              (1,593)                (514)              (2,453)                (287)
Provision for income taxes                                     --                    --                   --                    --
                                                   ----------------      ---------------      ---------------      ---------------
      Net loss                                              (1,593)                (514)              (2,453)                (287)
Less:  Preferred Share dividend requirement                   (679)                   --                (679)                   --
                                                   ----------------      ---------------      ---------------      ---------------
      Net loss allocable to Class A Common Shares       $   (2,272)         $      (514)          $   (3,132)         $      (287)
                                                   ================      ===============      ===============      ===============

Per share information:
      Net loss per Class A Common Share
        Primary and fully diluted                      $     (0.25)         $     (0.06)          $    (0.34)         $     (0.03)
                                                   ================      ===============      ===============      ===============
      Weighted average Class A Common Shares
        outstanding
        Primary and fully diluted                         9,138,325            9,138,325            9,138,325            9,138,325
                                                   ================      ===============      ===============      ===============


          See accompanying notes to consolidated financial statements.

                         Capital Trust and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 1997
                                 (in thousands)
                                    (audited)



                                  Preferred Shares          Common Shares      Additional
                                ---------------------   ---------------------   Paid-In      Unrealized
                                 Number      Amount      Number      Amount      Capital         Gain
                                ---------   ---------   ---------   ---------  -----------   ------------
Balance at December 31, 1996      --        $ --            9,138    $  9,138    $  55,117     $     (22)
Change in unrealized gain on
    available-for-sale securities --          --          --          --           --                 481
Issuance of preferred shares       12,268      12,268     --          --            20,602        --
Net loss                          --          --          --          --           --             --
                                ---------   ---------   ---------   ---------  -----------   ------------
Balance at September 30, 1997      12,268     $12,268       9,138    $  9,138    $  75,719     $      459
                                =========   =========   =========   =========  ===========   ============



                                   Accumulated
                                     Deficit         Total
                                  --------------  -----------
Balance at December 31, 1996           $(39,762)    $  24,471
Change in unrealized gain on
    available-for-sale securities        --               481
Issuance of preferred shares             --            32,870
Net loss                                 (2,453)      (2,453)
                                  --------------  -----------
Balance at September 30, 1997          $(42,215)    $  55,369
                                  ==============  ===========



          See accompanying notes to consolidated financial statements.

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                           Nine Months Ended September 30,
                                                                                      ------------------------------------------
                                                                                             1997                   1996

                                                                                      ------------------     -------------------
                                                                                          (audited)              (unaudited)
Cash flows from operating activities:
    Net loss                                                                                $    (2,453)            $      (287)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                                     52                      45
    Unrealized gain on available-for-sale securities                                                 481                   --
    (Gain) loss on sale of investments and properties                                                432                 (1,113)
    Provision for possible credit losses                                                             155                   1,743
    Changes in assets and liabilities net of effects from subsidiaries purchased:
      Deposits and receivables                                                                     (804)                     (5)
      Prepaid and other assets                                                                   (2,846)                    (61)
      Deferred revenue                                                                              725                   --
      Accounts payable and accrued expenses                                                        2,877                      48
      Other liabilities                                                                             (64)                   --
Net cash (used in) provided by operating activities                                              (1,445)                     370
                                                                                      ------------------     -------------------

Cash flows from investing activities:
    Purchases of available-for-sale securities                                                     --                   (15,849)
    Origination and purchase on investment and lending transactions                             (87,626)                   --
    Principal collections of investment and lending transactions                                     123                      29
    Purchases of equipment and leasehold improvements                                              (421)                   --
    Improvements to rental properties                                                              --                      (123)
    Proceeds from sale of investments and rental properties                                        8,153                  13,841
    Principal collections on available-for-sale securities                                         3,483                     257
    Acquisition of Victor Capital Group, L.P., net of cash acquired                              (4,066)                   --
                                                                                                             -------------------
Net cash used in investing activities                                                           (80,354)                 (1,845)
                                                                                      ------------------     -------------------

Cash flows from financing activities:
    Proceeds from repurchase obligations                                                          54,166                   --
    Termination of repurchase obligations                                                       (17,285)                   --
    Proceeds from credit facility                                                                 11,715                   --
    Proceeds from notes payable                                                                    4,001                   --
    Repayment of notes payable                                                                   (4,303)                    (55)
    Net proceeds from issuance of preferred shares                                                32,870                   --
Net cash provided by (used in) financing activities                                               81,164                    (55)
                                                                                      ------------------     -------------------

Net decrease in cash and cash equivalents                                                          (635)                 (1,530)
Cash and cash equivalents at January 1, 1997                                                       4,698                   4,778
                                                                                      ------------------     -------------------
Cash and cash equivalents at September 30, 1997                                               $    4,063              $    3,248
                                                                                      ==================     ===================

Supplemental disclosure of cash flow information
    Interest paid during the period                                                         $        858           $         411
                                                                                      ==================     ===================

          See accompanying notes to consolidated financial statements.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements
                               September 30, 1997


1.       Organization

         Capital Trust (the "Company") is a specialty finance company designed to take advantage of high-yielding lending and investment opportunities in commercial real estate and related assets. The Company makes or intends to make investments in various types of income producing commercial real estate including senior and junior commercial mortgage loans, preferred equity investments, direct equity investments and subordinate interests in commercial mortgage-backed securities ("CMBS"). The Company also provides real estate investment banking, advisory and asset management services through its subsidiary, Victor Capital Group, L.P. ("Victor Capital").

          The Company, which was formerly known as California Real Estate Investment Trust, was organized under the laws of the State of California pursuant to a declaration of trust dated September 15, 1966. On December 31, 1996, 76% of the Company's outstanding common shares of beneficial interest, $1.00 par value ("Old Common Shares") were held by the Company's former parent ("Former Parent"). On January 3, 1997, the Former Parent sold its entire 76% ownership interest (consisting of 6,959,593 Old Common Shares) in the Company to CalREIT Investors Limited Partnership ("CRIL"), an affiliate of Equity Group Investments, Inc. ("EGI") and Samuel Zell, the Company's current chairman of the board of trustees, for an aggregate price of approximately $20.2 million. Prior to the purchase, which was approved by the then-incumbent board of trustees, EGI and Victor Capital, a then privately held company owned by two of the current trustees of the Company, presented to the Company's then-incumbent board of trustees a proposed new business plan in which the Company would cease to be a real estate investment trust ("REIT") and instead become a specialty finance company as discussed above. EGI and Victor Capital also proposed that they provide the Company with a new management team to implement the business plan and invest, through an affiliate, a minimum of $30 million in a new class of preferred shares to be issued by the Company. In connection with the foregoing, the Company subsequently agreed that, concurrently with the consummation of the proposed preferred equity investment, it would acquire for $5 million Victor Capital's real estate investment banking, advisory and asset management businesses, including the services of its experienced management team. See Note 2.

         On July 15, 1997, the proposed preferred share investment was consummated and 12,267,658 class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value, in the Company ("Class A Preferred Shares") were sold to Veqtor Finance Company, LLC ("Veqtor"), an affiliate of Samuel Zell and the principals of Victor Capital for an aggregate purchase price of $33 million (the "Investment"). Concurrently with the foregoing transaction, Veqtor purchased from CRIL the 6,959,593 Old Common Shares held by it for an aggregate purchase price of approximately $21.3 million (which shares were reclassified on that date as class A common shares of beneficial interest, $1.00 par value, in the Company ("Class A Common Shares") pursuant to the terms of an amended and restated declaration of trust, dated July 15, 1997, adopted on that date (the "Amended and Restated Declaration of Trust")). See Note 9.

         As a result of these transactions, a change of control of the Company occurred with Veqtor beneficially owning 19,227,251, or approximately 90% of the outstanding voting shares of the Company.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Pursuant to the Amended and Restated Declaration of Trust, the Company's name was changed to "Capital Trust". As a result of the aforementioned events, the Company, as intended, commenced full implementation of the new business plan and thereby terminated its status as a REIT.


2.       Acquisition of Victor Capital

         On July 15, 1997, the Company consummated, for $5.0 million, the acquisition of the real estate investment banking, advisory and asset management businesses of Victor Capital and certain affiliated entities including the following wholly-owned subsidiaries: VCG Montreal Management, Inc., Victor Asset Management Partners, L.L.C., VP Metropolis Services, L.L.C., and 970 Management, LLC.

         Victor Capital provides services to real estate investors, owners, developers and financial institutions in connection with mortgage financings, securitizations, joint ventures, debt and equity investments, mergers and acquisitions, portfolio evaluations, restructurings and disposition programs. Victor Capital's wholly-owned subsidiaries provide asset management and advisory services relating to various mortgage pools and real estate properties. In addition, VCG Montreal Management, Inc. holds a nominal interest in a Canadian real estate venture.

         The purchase price of $5.0 million is evidenced by non-interest bearing acquisition notes, payable in ten semi-annual equal installments of $500,000. The acquisition notes have been discounted to $3.9 million based on an imputed interest rate of 9.5%. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price of the acquisition in excess of net tangible assets acquired approximated $342,000.

         Had the acquisition occurred on January 1, 1997, pro forma revenues, net loss (after giving effect to the Preferred Share dividend requirement) and net loss per common share (primary and fully diluted) would have been:
$6,534,000, $2,451,000 and $0.27, respectively.


3.        Summary of Significant Accounting Policies

         Principles of Consolidation

         At December 31, 1996, the Company owned commercial rental property in Sacramento, California through a 59% limited partner interest in Totem Square L.P., a Washington limited partnership ("Totem"), and an indirect 1% general partner interest in Totem through its wholly-owned subsidiary Cal-REIT Totem Square, Inc. Totem Square Associates, an unrelated party, held the remaining 40% interest.

         The consolidated financial statements of the Company include the accounts of the Company and Victor Capital and related wholly-owned subsidiaries (included in the consolidated statement of operations since their acquisition on July 15, 1997) and the results from the disposition of its rental property held by

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Totem, which was sold on March 4, 1997 prior to commencement of the Company's new business plan. See Note 1. All significant intercompany balances and transactions have been eliminated in consolidation.

         Revenue Recognition

         Interest income for the Company's mortgage loans and investments is recognized over the life of the investment using the interest method and recognized on the accrual basis.

         Fees received in connection with loan commitments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

         Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

         Fees from professional advisory services are generally recognized at the point at which all Company services have been performed and no significant contingencies exist with respect to entitlement to payment. Fees from asset management services are recognized as services are rendered.

         Reserve for Possible Credit Losses

         The provision for possible credit losses is the charge to income to increase the reserve for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. When it is probable that the Company will be unable to collect all amounts contractually due, the account is considered impaired. Where an impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced for selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the reserve for credit losses.

         Cash and Cash Equivalents

         The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. At September 30, 1997, cash equivalents consisted primarily of an investment in a money market fund that invests in Treasury bills.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


         Available-for-Sale Securities

         Available-for-sale securities are reported on the consolidated balance sheet at fair market value with any corresponding change in value reported as an unrealized gain or loss (if assessed to be temporary), as a component of shareholders' equity, after giving effect to taxes.

         Commercial Mortgage-Backed Securities

         The Company has the intent and ability to hold its subordinated investment in CMBS until maturity. See Note 6. Consequently, this investment is classified as held to maturity and is carried at amortized cost at September 30, 1997.

         Income from CMBS is recognized based on the effective interest method using the anticipated yield over the expected life of the investments. Changes in yield resulting from prepayments are recognized over the remaining life of the investment. The Company recognizes impairment on its CMBS whenever it determines that the impact of expected future credit losses, as currently projected, exceeds the impact of the expected future credit losses as originally projected. Impairment losses are determined by comparing the current fair value of a CMBS to its existing carrying amount, the difference being recognized as a loss in the current period in the consolidated statement of income. Reduced estimates of credit losses are recognized as an adjustment to yield over the remaining life of the portfolio.

         Derivative Financial Instruments

         The Company uses interest rate swaps to effectively convert fixed rate assets to variable rate assets for proper matching with variable rate liabilities. The differential to be paid or received on these agreements is recognized as an adjustment to the interest income related to the earning asset.

         Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held to maturity and the Company does not use derivative financial instruments for trading purposes. Upon early termination of the designated matched asset or liability, the related derivative is matched to another appropriate item or marked to fair value.

         Equipment and Leasehold Improvements, Net

         Equipment and leasehold improvements, net, are stated at original cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based on the estimated lives of the depreciable assets. Amortization is computed over the remaining terms of the related leases.

         Expenditures for maintenance and repairs are charged directly to expense at the time incurred. Expenditures determined to represent additions and betterments are capitalized. Cost of assets sold or retired

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


and the related amounts of accumulated depreciation are eliminated from the accounts in the year of sale or retirement. Any resulting profit or loss is reflected in the consolidated statement of operations.

         Sales of Real Estate

         The Company complies with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate".

         Deferred Debt Issuance Costs

         The Company capitalizes costs incurred related to the issuance of long-term debt. These costs are deferred and amortized on a straight-line basis over the life of the related debt and recognized as a component of interest expense.

         Income Taxes

         Prior to commencement of full implementation of the new business plan on July 15, 1997, the Company had elected to be taxed as a REIT and, as such, was not taxed on that portion of its taxable income which was distributed to shareholders, provided that at least 95% of its real estate trust taxable income was distributed and that the Company met certain other REIT requirements. At July 15, 1997, the Company did not meet the requirements to continue to be taxed as a REIT and will therefore not be considered a REIT retroactive to January 1, 1997.

         The Company has adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109, utilizes the liability method for computing tax expenses. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. When evaluating whether a valuation allowance is appropriate, SFAS No. 109 requires a company to consider such factors as previous operating results, future earning potential, tax planning strategies and future reversals of existing temporary differences. The valuation allowance is increased or decreased in future years based on changes in these criteria.

         Amortization of the Excess of Purchase Price Over Net Tangible Assets Acquired

         The Company recognized the excess of purchase price over net tangible assets acquired in a business combination accounted for as a purchase transaction and is amortizing it on a straight-line basis over a period of 15 years. The carrying value of the excess of purchase price over net tangible assets acquired is analyzed quarterly by the Company based upon the expected revenue and profitability levels of the acquired enterprise to determine whether the value and future benefit may indicate a decline in value.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


If the Company determines that there has been a decline in the value of the acquired enterprise, the Company writes down the value of the excess of purchase price over net tangible assets acquired to the revised fair value.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Earnings Per Class A Common Share

         Primary earnings per Class A Common Share is computed by dividing net income (loss), after deduction of preferred share dividends declared or required, by the weighted average number of Class A Common Shares outstanding during the period. Fully diluted earnings per Class A Common Share is computed by dividing net income (loss), after deduction of preferred share dividends declared or required, by the weighted average number of Class A Common Shares outstanding and dilutive potential Class A Common Shares (convertible preferred share and share options) that were outstanding during the period. At September 30, 1997, the preferred shares and share options were not considered Class A Common Share equivalents for purposes of calculating fully diluted earnings per share as they were antidilutive. Accordingly, at September 30, 1997, there was no difference between primary and fully diluted loss per share or weighted average Class A Common Shares outstanding.

         Reclassifications

         Certain reclassifications have been made to amounts reported in previous financial statements to conform to classifications adopted in 1997.

         New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standard for computing earnings per share and makes them comparable with international earnings per share standards. The statement replaces primary earnings per share with Basic Earnings per Share ("Basic EPS") and fully diluted earnings per share with Diluted Earnings per Share ("Diluted EPS"). Basic EPS is computed based on the income applicable to Class A Common Shares (which is net loss reduced by the dividends on preferred shares) divided by the weighted-average number of Class A Common Shares outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Common Shares plus dividends on convertible preferred shares, divided by the weighted average number of Class A Common Shares and dilutive potential Class A Common Shares that were outstanding during the period. Dilutive potential Class A Common Shares

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


include the convertible preferred shares and dilutive share options. The Company will adopt this accounting standard effective December 31, 1997, as required. The adoption of this accounting standard would have no effect on the reported September 30, 1997 earnings per share amounts.

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components therewith under generally accepted accounting principles. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ended December 31, 1998.

         In June 1997, the FASB issued Statement No.131, "Disclosure about segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ended December 31, 1998. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statement disclosures.


4.       Interest Rate Risk Management

         Effective September 12, 1997, the Company entered into an interest rate swap agreement for a notional amount of $15 million with a financial institution counterparty whereby the Company swapped a fixed rate instrument for a floating rate instrument based on the London Interbank Offered Rate ("LIBOR"). Amounts arising from the differential are recognized as an adjustment to interest income related to the earning asset. See Note 6. The agreement terminates on April 12, 2006.

         The Company is exposed to credit loss in the event of non-performance by the counterparty to the agreement, although it does not anticipate such non-performance.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.       Available-for-Sale Securities

         At September 30, 1997, the Company's available-for-sale securities consisted of the following (in thousands):

                                                                                  Gross Unrealized
                                                                                  ----------------
                                                                                                              Estimated
                                                                         Cost       Gains     Losses          Fair Value
                                                                         ----       -----     ------          ----------
Federal National Mortgage Association, adjustable rate interest
   currently at 7.923%, due April 1, 2024.............................   $  2,359     $   --   $      (2)    $  2,357
Federal Home Loan Mortgage Association, adjustable rate interest
   currently at 7.944%, due June 1, 2024..............................        812          1         --           813
Federal National Mortgage Association, adjustable rate interest
   currently at 7.360%, due May 1, 2025...............................        532         --          (2)         530
Federal National Mortgage Association, adjustable rate interest
   currently at 7.094%, due May 1, 2026...............................      2,205         --         (19)       2,186
Federal National Mortgage Association, adjustable rate interest
   currently at 7.146%, due June 1, 2026..............................      4,865         64         --         4,929
SL Green Realty Corp. Common Stock, 85,600 shares.....................      1,798        417         --         2,215
                                                                         --------    -------   ----------    --------
                                                                          $12,571     $  482   $     (23)     $13,030
                                                                          =======     ======   ==========     =======

         The maturity dates of debt securities are not necessarily indicative of expected maturities as principal is often prepaid on such instruments.

         The 85,600 shares of SL Green Realty Corp. Common Stock were received as partial payment for advisory services rendered by Victor Capital to SL Green Realty Corp. These shares are restricted from sale by the Company for a period of one year from the date of issuance, August 20, 1997.

         The  cost  of  securities   sold  is  determined   using  the  specific
identification method.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


6.       Investment and Lending Transactions

         At  September   30,  1997,   the  Company's   investment   and  lending
transactions consisted of the following (in thousands):


         (1) CMBS subordinated interest.......................    $49,491
         (2) Participation in mezzanine loan..................     15,617
         (3) Second mortgage transition financing.............     11,532
         (4) Mortgage note acquisition bridge financing.......      9,800
         (5) Other mortgage loans receivable..................      2,073
                                                               -----------
                                                                   88,513
         Less: Reserve for possible credit losses.............       (155)
                                                               -----------
         Total investment and lending transactions............    $88,358
                                                               ===========

         At September 30, 1997, $86.4 million of the aforementioned investment and lending transactions bear interest at floating rates ranging from LIBOR plus 410 basis points to LIBOR plus 600 basis points. The remaining $2.1 million of investment and lending transactions were financed at fixed rates ranging from 8% to 9.5% at September 30, 1997. The average earning rate in effect at September 30, 1997 was 10.8%.

         (1) On June 30, 1997 the Company completed an investment in a junior, subordinated class of CMBS. The CMBS investment consists of securities with a face value of $49.6 million purchased at a discount for $49.2 million plus accrued fees. The investment is collateralized by twenty short-term commercial notes receivable with original maturities ranging from two to three years. 75% of the purchase price was financed (approximately $36.9 million) pursuant to a reverse repurchase agreement and is collateralized by the Company's investment in the CMBS.

         In addition, the Company was named "special servicer" for the entire loan portfolio of $413 million in which capacity the Company will earn fee income for management of the collection process should any of the loans become non-performing. At September 30, 1997, no fees relating to the special servicing arrangement were earned.

         (2) On September 19, 1997, the Company completed a fixed rate investment in the form of a $15.0 million portion of a ten year $80.0 million mezzanine loan secured by a pledge of the ownership interest in the entities that own an office building in New York City. Additionally, the investment is secured by a full payment guarantee by the principal owner of the property owning entities, in the event of certain circumstances, including bankruptcy. The investment was purchased at a premium for approximately $15.6 million. In the event that excess cash flow available, as defined, is insufficient to pay the loan's interest currently, up to 2% can be accrued and added to principal. Scheduled maturity of the note is April 2007, with prepayment prohibited for the first five years but permitted during the following four years with yield maintenance. The loan is fully prepayable with no premium or penalty in the tenth year. The purchase price was financed 75% (approximately $11.7 million) pursuant to a reverse repurchase agreement. Effective September 12, 1997, in order to hedge its interest rate risk under the transaction, the Company entered into

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


an interest rate swap agreement. See Note 4. Effective September 30, 1997, the reverse repurchase agreement was terminated and refinanced with an $11.7 million borrowing under the Company's Credit Facility (as hereinafter defined). See Note 8.

         (3) On August 4, 1997, the Company originated, and funded in part, a $35.0 million commitment for a subordinated mortgage loan for improvements to a mixed-use property in Chicago, Illinois. The loan is subordinate to senior indebtedness and is secured by the mixed-use property and two mortgage notes aggregating $9.6 million on nearby development sites. The loan has a two-year initial term with a one-year extension option available to the borrower, subject to certain conditions, and is payable upon the sale of the property unless the Company approves the assumption of the debt by an institutional investor. On August 4, 1997, the Company funded $19.0 million against the aforementioned commitment and, subsequently, on August 19, 1997, the Company entered into a participation agreement with a third party (the "Participant") pursuant to which the Company assigned a 42.9% interest in the loan. In connection with the participation agreement the Participant paid to the Company approximately $8.2 million or 42.9% of the $19.0 million previously funded by the Company. During September 1997, the Company and the Participant funded additional amounts aggregating $1.2 million, of which $506,000 was funded by the Participant. Through September 30, 1997, the Company's portion of the funding provided under the mortgage loan aggregated $11.5 million.

         As of September 30, 1997, the Company's remaining share of the commitment amounts to $8.5 million.

          (4) On August 13, 1997, the Company originated and funded a LIBOR-based $9.8 million short-term loan. The proceeds of the loan were used primarily for the acquisition of a first mortgage note that is secured by an office/warehouse facility located in Philadelphia, Pennsylvania and for general corporate purposes. The loan is secured by a pledge of the first mortgage note, a pledge of a $4.4 million mortgage note secured by an industrial/warehouse facility in Queens, New York and a $2.3 million pool of secured home loans to owners of cooperative apartments located in Brooklyn, New York. The loan is further secured by a pledge of various other loans owned by the borrower.

         The loan has a term of one year which may be extended by the borrower for an additional year.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



         (5) The mortgage loans receivable are collateralized by real estate properties in California and Arizona. These mortgage loans receivable mature at varying dates between February 11, 1999 and March 31, 2012.

         At September 30, 1997, the Company has letters of intent outstanding for various other lending transactions, the terms of which have not been finalized.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



7.       Notes Payable

         At September 30, 1997, the Company has notes payable aggregating $4.9 million.

         In connection with the acquisition of Victor Capital and related entities, $5.0 million of non-interest bearing notes ("Acquisition Notes") were issued to the sellers, payable in ten semi-annual payments of $500,000. The Acquisition Notes have been discounted to $3.9 million based on an imputed interest rate of 9.5%. At September 30, 1997, the net present value of the Acquisition Notes amounted to approximately $4.0 million.

         The Company is also indebted under a note payable due to a life insurance company. The note bears interest at 9.50% per annum with principal and interest payable monthly until August 7, 2017 when the entire unpaid principal balance and any unpaid interest is due. The life insurance company has the right to call the entire note due and payable upon ninety days prior written notice. At September 30, 1997, the balance of the note payable amounted to approximately $866,000.


8.       Long-Term Debt

         Credit Facility

         Effective September 30, 1997, the Company entered into a credit agreement with a commercial lender that provides for a three-year $150 million line of credit (the "Credit Facility"). The Credit Facility provides for advances to fund lender-approved loans and investments made by the Company ("Funded

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Portfolio Assets"). Prior to the execution of the Credit Facility, the commercial lender provided financing to the Company of approximately $11.7 million pursuant to a reverse repurchase agreement. The agreement bore interest at LIBOR plus 2.25% and upon execution of the Credit Facility, the agreement was terminated and the $11.7 million was refinanced with an advance under the Credit Facility.

         The obligations of the Company under the Credit Facility are to be secured by pledges of the Funded Portfolio Assets acquired with advances under the Credit Facility. Borrowings under the Credit Facility will bear interest at specified rates over LIBOR, (averaging approximately 7.9% for the borrowing outstanding at September 30, 1997), which rate may fluctuate based upon the credit quality of the Funded Portfolio Assets. Upon the signing of the credit agreement, a commitment fee was due and when the total borrowing under the agreement exceeds $75 million an additional fee will be due. In addition, each advance requires payment of a drawdown fee. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The Credit Facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit agreement. The Credit Facility contains customary representations and warranties, covenants and conditions and events of default. The Credit Facility also contains a covenant obligating the Company to avoid undergoing an ownership change that results in Craig M. Hatkoff, John R. Klopp or Samuel Zell no longer retaining their senior offices and trusteeships with the Company and practical control of the Company's business and operations.

         On September 30, 1997, the unused Credit Facility amounted to $138.3 million.

         Repurchase Obligation

         The Company entered into a reverse repurchase agreement with the counter party of the CMBS transaction described in Note 6. At September 30, 1997, the balance of $36.9 million bears interest at a specified rate over LIBOR (6.75% at September 30, 1997), and has a one year term with quarterly extensions available every 90 days.


9.      Shareholders' Equity

         Authorized Capital

         Pursuant to the Company's Amended and Restated Declaration of Trust, all of the Company's previously issued common shares of beneficial interest, par value $1.00, were reclassified as Class A Common Shares on July 15, 1997. The total number of authorized capital shares of the Company is unlimited and currently consists of (i) Class A Preferred Shares, (ii) class B 9.5% cumulative convertible non-voting preferred shares of beneficial interest, $1.00 par value, in the Company ("Class B Preferred Shares"), (iii) Class A Common Shares, and
(iv) class B common shares of beneficial interest, $1.00 par value, in the Company ("Class B Common Shares"). As of September 30, 1997, there were 12,267,658 Class A Preferred Shares issued and outstanding, no Class B Preferred Shares issued and outstanding,

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9,138,325 Class A Common Shares issued and outstanding and no Class B Common Shares issued and outstanding. The Board of Trustees is authorized, with certain exceptions, to provide for the issuance of additional preferred shares of beneficial interest in one or more classes or series.

         Common Shares

         Except as described herein or as required by law, all Class A Common Shares and Class B Common Shares are identical and entitled to the same dividend, liquidation and other rights. The Class A Common Shares are voting shares entitled to vote on all matters presented to a vote of shareholders, except as provided by law or subject to the voting rights of any outstanding preferred shares. The Class B Common Shares do not have voting rights and are not counted in determining the presence of a quorum for the transaction of business at any meeting of the shareholders. Holders of record of Class A Common Shares and Class B Common Shares on the record date fixed by the Company's Board of Trustees are entitled to receive such dividends as may be declared by the Board of Trustees subject to the rights of the holders of any series of preferred shares.

         Each Class A Common Share is convertible at the option of the holder thereof into one Class B Common Share and, subject to certain conditions, each Class B Common Share is convertible at the option of the holder thereof into Class A Common Share.

         The Company is restricted from declaring or paying any dividends on its Class A Common Shares or Class B Common Shares unless all accrued and unpaid dividends with respect to the Preferred Shares have been paid in full.

         Preferred Shares

         In connection with the adoption of the Amended and Restated Designation of Trust, the Company created two classes of preferred shares, the Class A Preferred Shares and the Class B Preferred Shares (collectively, the "Preferred Shares"). Each class of Preferred Shares consists of 12,639,405 authorized shares, as specified in the certificate of designation, preferences and rights thereof adopted on July 15, 1997 (the "Certificate of Designation"). On July 15, 1997, Veqtor purchased from the Company 12,267,658 Class A Preferred Shares for an aggregate purchase price of approximately $33 million.

         Except as described herein or as required by law, both classes of Preferred Shares are identical and entitled to the same dividend, liquidation and other rights as provided in the Certificate of Designation and the Restated Declaration. The Class A Preferred Shares are entitled to vote together with the holders of the Class A Common Shares as a single class on all matters submitted to a vote of shareholders. Each Class A Preferred Share entitles the holder thereof to a number of votes per share equal to the number of Class A Common Shares into which such Class A Preferred Share is then convertible. Except as described herein, the Class B Preferred Shares do not have voting rights and are not counted in determining the presence of a quorum for the transaction of business at a shareholders' meeting. The affirmative vote of the shareholders of a majority of the outstanding Preferred Shares, voting together as a separate single class, except in

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


certain circumstances, have the right to approve any merger, consolidation or transfer of all or substantially all of the assets of the Company. Holders of the Preferred Shares are entitled to receive, when and as declared by the Board of Trustees, cash dividends per share at the rate of 9.5% per annum on a per share price of $2.69. Such dividends shall accrue (whether or not declared) and, to the extent not paid for any dividend period, will be cumulative. Dividends on the Preferred Shares are payable, when and as declared, semi-annually, in arrears, on December 26 and June 25 of each year commencing December 26, 1997.

         Each Class A Preferred Share is convertible at the option of the holder thereof into an equal number of Class B Preferred Shares, or into a number of Class A Common Shares equal to the ratio of (x) $2.69 plus an amount equal to all dividends per share accrued and unpaid thereon as of the date of such conversion to (y) the Conversion Price in effect as of the date of such conversion. Each Class B Preferred Share is convertible at the option of the holder thereof, subject to certain conditions, into an equal number of Class A Preferred Shares or into a number of Class B Common Shares equal to the ratio of
(x) $2.69 plus an amount equal to all dividends per share accrued and unpaid thereon as of the date of such conversion to (y) the Conversion Price in effect as of the date of such conversion. The Conversion Price as of September 30, 1997 is $2.69.


10.      Income Taxes

          The Company and its subsidiaries will elect to file a consolidated federal income tax return for the year ending December 31, 1997. Due to the net loss and its net operating loss carryforwards available, there was no provision for either federal or state income taxes for the three and nine months ended September 30, 1997.

         The Company has federal net operating loss carryforwards ("NOLs") as of September 30, 1997 of approximately $16.4 million. Such NOLs expire through 2011. The Company also had a federal capital loss carryover of approximately $1.6 million that can be used to offset future capital gains. Due to CRIL's purchase of 6,959,593 Class A Common Shares from the Company's Former Parent in January 1997 and another prior ownership change, NOLs are limited for federal income tax purposes to approximately $1.5 million annually. Any unused portion of such annual limitation can be carried forward to future periods.

         The Company recorded a valuation allowance to fully reserve its net deferred assets. Under SFAS 109, this valuation allowance will be adjusted in future years, as appropriate. However, the timing and extent of such future adjustments cannot presently be determined.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


11.      Employee Benefit Plans

         1997 Long-Term Incentive Share Plan

         On May 23, 1997, the Board of Trustees adopted the 1997 Long-Term Incentive Plan (the "Incentive Share Plan"), which became effective upon shareholder approval on July 15, 1997 at the 1997 annual meeting of shareholders (the "1997 Annual Meeting"). The Incentive Share Plan permits the grant of nonqualified share option ("NQSO"), incentive share option ("ISO"), restricted share, share appreciation right ("SAR"), performance unit, performance share and share unit awards. The Company has reserved an aggregate of 2,000,000 Class A Common Shares for issuance pursuant to awards under the Incentive Share Plan and the Trustee Share Plan (as defined below). The maximum number of shares that may be subject of awards to any employee during the term of the plan may not exceed 500,000 shares and

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


the maximum amount payable in cash to any employee with respect to any performance period pursuant to any performance unit or performance share award is $1.0 million. Through September 30, 1997, the Company had outstanding ISOs and NQSOs (the "Grants") pursuant to the Incentive Share Plan to purchase an aggregate of 607,000 Class A Common Shares with an exercise price of $6.00 per share (the closing Class A Common Share price on the date of the grant). None of the options are exercisable at September 30, 1997 and they have a remaining contractual life of 93/4 years.

         The ISOs shall be exercisable no more than ten years after their date of grant and five years after the grant in the case of a 10% shareholder and vest over a period of three years with one-third vesting at each anniversary date. Payment of an option may be made with cash, with previously owned Class A Common Shares, by foregoing compensation in accordance with performance compensation committee or compensation committee rules or by a combination of these.

         SFAS No. 123, "Accounting for Stock-Based Compensation" was issued by the FASB in October 1995. SFAS No. 123 encourages the adoption of a new fair-value based accounting method for employee stock-based compensation plans. SFAS No. 123 also permits companies to continue accounting for stock-based compensation plans as prescribed by APB Opinion No. 25. However, companies electing to continue accounting for stock-based compensation plans under the APB Opinion No. 25, must make pro forma disclosures as if the company adopted the cost recognition requirements under SFAS No. 123. The Company has continued to account for stock-based compensation under the APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the Incentive Share Plan or the Trustee Share Plan in the accompanying consolidated statement of operations as the exercise price of the Grant equaled the market price of the underlying stock on the date of the Grant.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions used for grants in 1997, respectively: (1) dividend yield of zero; (2) expected volatility of 40%; (3) risk-free interest rate of 6.15% and
(4) an expected life of five years. The weighted average fair value of each share option granted during the nine months ended September 30, 1997 was $2.67.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma net loss, after giving effect to the Class A Preferred Share dividend requirement, and primary and fully diluted

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


loss per share, after giving effect to the fair value of the grants would be $3.3 million and $0.36, respectively, for the nine months ended September 30, 1997 and $2.5 million and $0.27, respectively, for the three months ended September 30, 1997.

         The pro forma information presented above is not representative of the effect share options will have on pro forma net income or earnings per share for future years.

         1997 Non-Employee Trustee Share Plan

         On May 23, 1997, the Board of Trustees adopted the 1997 Non-Employee Trustee Share Plan (the "Trustee Share Plan"), which became effective upon shareholder approval on July 15, 1997 at the 1997 Annual Meeting. The Trustee Share Plan permits the grant of NQSO, restricted shares, SAR, performance unit, share and share unit awards. The Company has reserved an aggregate of 2,000,000 Class A Common Shares for issuance pursuant to awards under the Trustee Share Plan and the Incentive Share Plan. Through September 30, 1997, the Company issued to each of two trustees pursuant to the Trustee Share Plan NQSOs to purchase 25,000 Class A Common Shares with an exercise price of $6.00 per share (the closing Class A Common Share price on the date of grant).

         The purchase price per Class A Common Share covered by a NQSO granted under the Trustee Share Plan shall be determined by the Board of Trustees. Payment of a NQSO may be made with cash, with previously owned Class A Common
Shares, by foregoing compensation in accordance with Board rules or by a combination of these. SARs may be granted under the plan in lieu of NQSOS, in addition to NQSOS, independent of NQSOs or as a combination of the foregoing. A holder of a SAR is entitled upon exercise to receive Class A Common Shares, or cash or a combination of both, as the Board of Trustees may determine, equal in value on the date of exercise to the amount by which the fair market value of one Class A Common Share on the date of exercise exceeds the exercise price fixed by the Board on the date of grant (which price shall not be less than 100% of the market price of a Class A Common Share on the date of grant) multiplied by the number of shares in respect of which the SARs are exercised.

         Restricted shares may be granted under the Trustee Share Plan with performance goals and periods of restriction as the Board of Trustees may designate. The performance goals may be based on the attainment of certain objective and/or subjective measures. The Trustee Share Plan also authorizes the grant of share units at any time and from time to time on such terms as shall be determined by the Board of Trustees. Share units shall be payable in Class A Common Shares upon the occurrence of certain trigger events. The terms and conditions of the trigger events may vary by share unit award, by the participant, or both.

12.      Supplemental Schedule of Non-Cash and Financing Activities

         The following is a summary of the significant non-cash investing and financing activities during the three and nine months ended September 30, 1997:


         Stock received as partial compensation for advisory services $1,798

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


         In connection with the sale of properties and notes receivable, the Company entered into various non-cash transactions as follows during the nine months ended September 30, 1997:


            Sales price less selling costs     $ 8,396

            Amount due from buyer..........     (1,090)
                                               --------

            Net cash received..............    $ 7,306
                                               ========


13.      Transactions with Related Parties

         The Company entered into a consulting agreement, dated as of July 15, 1997, with a Trustee of the Company. The consulting agreement has a term of one year and provides for a consulting fee of $150,000. Pursuant to the agreement, the Trustee provides consulting services for the Company including strategic planning, identifying and negotiating mergers, acquisitions, joint ventures and strategic alliances, and advising as to capital structure matters. During the nine months ended September 30, 1997 the Company has incurred an expense of $37,000 in connection with this agreement.

         The Company pays EGI, an affiliate under common control of the Chairman of the Board of Trustees, for certain corporate services. These services include consulting on legal matters, tax matters, risk management, investor relations and investment banking. During the nine months ended September 30, 1997, the Company has incurred $22,000 of expenses in connection with these services.

         Prior to January 7, 1997, the Company had an oral agreement with the Company's former parent whereby certain general administrative costs were allocated to the Company based upon a formula agreed to by the parties. At September 30, 1997, the Company had no amounts due to the Company's former parent pursuant to the cost allocation arrangement.

         During the nine months ended September 30, 1997, the Company, through two of its acquired subsidiaries, earned asset management fees pursuant to agreements with entities in which two of the executive officers and trustees of the Company have an equity interest and serve as officers, members or as a general partner thereof. During the nine months ended September 30, 1997, the Company earned $233,000 from such agreements, which has been included in the consolidated statement of operations.


14.       Commitments and Contingencies


         Litigation

         In the normal course of business, the Company is subject to various legal proceeding and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the company.

         Employment Agreements

         At September 30, 1997, the Company has employment agreements with three of its executives.

         The employment agreements with two of the executives provide for five-year terms of employment commencing as of July 15, 1997. Such agreements contain extension options which extend such agreements automatically unless terminated by notice, as defined, by either party. The employment agreements provide for base annual salaries of $500,000, which will be increased each calendar year to reflect increases in the cost of living and will otherwise be subject to increase in the discretion of the Board of Trustees. Such executives are also entitled to annual incentive cash bonuses to be determined by the Board of Trustees based on individual performance and the profitability of the Company and are participants in the Incentive Share Plan and other employee benefit plans of the Company.

         The employment agreement with another executive provides for a two year employment term. Such agreement contains extension options which extend the agreement automatically unless terminated by notice by either party. The employment agreement provides for base annual salary of $300,000, annual bonuses, as specified, at the end of 1997 and 1998, and participation in the Incentive Share Plan and other employee benefit plans of the Company. Such executive is also entitled to an annual incentive cash bonus to be determined by the Board of Trustees based on individual performance and the profitability of the Company.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


15.      Subsequent Events

         On October 31, 1997 the Company entered into an agreement to provide a secured second mortgage loan of $10 million, which is secured by a 64% tenancy-in-common interest in an office building located in New York City; the loan is further secured by a pledge by the members of the borrower of 100% of membership interests in the borrower. The loan is for five years and bears interest at a fixed rate. The Company earns certain financing fees in connection therewith and such fees will be recognized over the life of the loan as an adjustment to yield. The Company financed the aforementioned investment in part by entering into a repurchase agreement which is collateralized by certain of the Company's debt securities.

         On October 6, 1997, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission pursuant to which the Company intends to register 9.2 million Class A Common Shares, including 1.2 million shares that may be sold under an over-allotment option available to the underwriters, exercisable for 30 days after the shares are registered. On November 13, 1997, the Company amended its Registration Statement. Included with amendment No. 1 to the Company's Registration Statement were audited financial statements as of and for the nine months ended September 30, 1997.

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

Overview

          Prior to July 1997, the Company operated as a REIT, originating, acquiring, operating or holding income-producing real property and mortgage-related investments. Since the Company's 1997 annual meeting (the "1997 Annual Meeting"), the Company has pursued a new strategic direction with a focus on becoming a specialty finance company designed primarily to take advantage of high-yielding mezzanine investments and other real estate asset and finance opportunities in commercial real estate. As contemplated by its new business plan, the Company no longer qualifies for treatment as a REIT for federal income tax purposes. Consequently, the information set forth below with regard to historical results of operations for the three and nine months ended September 30, 1996 does not reflect any operating results from the Company's specialty finance activities or real estate investment banking services nor the Company's current investment portfolio. The results for the three and nine months ended September 30, 1997 reflect partial implementation of the Company's new business plan and reflect only the activity since June 30, 1997 from the Company's specialty finance activities and reflect only the activity since July 15, 1997 from the Company's real estate investment banking services as discussed below.

Recent Developments

         On January 3, 1997, CalREIT Investors Limited Partnership ("CRIL"),an affiliate of Equity Group Investments, Inc. ("EGI") and Samuel Zell, purchased from the Company's former parent 6,959,593 Class A Common Shares (representing approximately 76% of the then-outstanding Class A Common Shares) for an aggregate purchase price of $20,222,011. Prior to the purchase, which was approved by the then-incumbent board of trustees, EGI and Victor Capital Group, L.P. ("Victor Capital") presented to the Company's then-incumbent board of trustees a proposed new business plan in which the Company would cease to be a REIT and instead become a specialty finance company designed primarily to take advantage of high-yielding mezzanine investment and other real estate asset opportunities in commercial real estate. EGI and Victor Capital also proposed that they provide the Company with a new management team to implement the business plan and that they invest through an affiliate a minimum of $30.0 million in a new class of preferred shares to be issued by the Company.

         The Board of Trustees approved CRIL's purchase of the former parent's Class A Common Shares, the new business plan and the issuance of a minimum of $30.0 million of a new class of preferred shares of the Company at $2.69 per share, such shares to be convertible into Class A Common Shares of the Company on a one-for-one basis. The Board of Trustees considered a number of factors in approving the foregoing, including the attractiveness of the proposed new business plan, the significant real estate investment and financing experience of the proposed new management team and the significant amount of equity capital the Company would obtain from the proposed preferred share investment. The Board also considered the terms of previous alternative offers to purchase the former parent's interest in the Company of which the Board was aware and the fact that the average price of the Company's shares of beneficial interest, par value $1.00 ("Old Common Shares"), during the 60 trading days preceding the Board of Trustees meeting at which the proposed preferred equity investment was approved was $2.38 per share. The Company subsequently agreed that, concurrently with the consummation of the proposed preferred equity investment, it would acquire for $5.0 million Victor Capital's real estate investment banking, advisory and asset management businesses, including the services of its experienced management team.

         At the 1997 Annual Meeting held on July 15, 1997, the Company's shareholders approved a proposal to issue and sell up to approximately $34 million of Class A 9.5% Preferred Shares, $1.00 par value ("Class A Preferred Shares") to Veqtor Finance Company, LLC ("Veqtor"), an affiliate of Samuel Zell and the principals of Victor Capital (the "Investment"). The Company's shareholders also approved an amended and restated declaration of trust of the Company (the "Restated Declaration"), which, among other things, reclassified the Company's Old Common Shares as Class A Common Shares and changed the Company's name to "Capital Trust".

         Immediately following the 1997 Annual Meeting, the Investment was consummated; 12,267,658 Class A Preferred Shares were sold to Veqtor for an aggregate purchase price of $33,000,000 pursuant to the terms of the preferred share purchase agreement, dated as of June 16, 1997, by and between the Company and Veqtor (the "Investment Agreement"). Concurrently with the foregoing transaction, Veqtor purchased the 6,959,593 Class A Common Shares held by CRIL for an aggregate purchase price of approximately $21.3 million. As a result of these transactions, Veqtor beneficially owns 19,227,251 (or approximately 90%) of the outstanding voting shares of the Company. Veqtor funded the approximately $54.3 million aggregate purchase price for the Class A Common Shares and Class A Preferred Shares with $5.0 million of capital contributions from its members and $50.0 million of borrowings under the Veqtor Notes issued to the Institutional Investors. The Veqtor Notes may in the future be converted for preferred interests in Veqtor that may in turn be redeemed for an aggregate of 9,899,710 voting shares of the Company.

         In addition, immediately following the 1997 Annual Meeting, the acquisition of the real estate services businesses of Victor Capital was consummated and a new management team was appointed by the Company from among the ranks of Victor Capital's professional team and elsewhere. The Company thereafter immediately commenced full implementation of the new business plan under the direction of its newly elected Board of Trustees and new management team.

Overview of Financial Condition Following Implementation of the New Business
 Plan

         During  the  period  June 30,  1997  through  September  30,  1997,  in connection with the Company's implementation of its new business plan as a specialty finance company, the Company originated four investment and loan transactions. These transactions aggregated approximately $110 million, and the Company's portion, which is net of participations and unfunded commitments, aggregated approximately $86.4 million at September 30, 1997. These investments and loans have yields ranging from 400 to 600 basis points over LIBOR and are consistent with the Company's targeted risk/reward parameters. In addition, the Company entered into the $150 million Credit Facility to finance, in part, investments made pursuant to the new business plan. As of September 30, 1997, all of the Company's new investment and loan assets and corresponding liabilities were based upon floating rates over LIBOR. During the three months ended September 30, 1997, significant advisory income, collected during the period, as a result of the Company's acquisition of Victor Capital, was applied as a reduction in the excess of the acquisition purchase price over net tangible assets acquired as opposed to being reflected as a revenue item. In addition, the Company incurred significant general and administrative expenses primarily related to the commencement of operations as a specialty finance company. The Company expects to consummate the Offering (as hereinafter defined) during the fourth quarter of 1997. The net proceeds from the Offering after repayment of outstanding Credit Facility borrowings will be used to fund investments and loans made by the Company and for working capital for ongoing operations and potential business acquisitions. The Company's initial investments pursuant to the new business plan are described below.

         On June 30, 1997, the Company completed its first investment pursuant to its new business plan, an approximately $49.5 million investment in a junior, subordinated class of commercial mortgage-backed securities ("CMBS"). The CMBS investment, which is secured by 20 short-term commercial mortgage loans with original maturities ranging from two to three years which loans are secured, directly or indirectly, by properties located throughout the United States. This investment was structured to provided an effective yield of a specified number of basis points over LIBOR based on specified base case modeling assumptions.

          On August 4, 1997, the Company originated, and funded in part, a $35 million short-term LIBOR- based commitment for a subordinated mortgage loan for improvements to a mixed-use property (the Chicago Apparel Center) in Chicago, Illinois. The mortgage loan is secured by the property, is subordinate to senior indebtedness and is further secured by two mortgage notes (with an aggregate principal amount of $9.6 million) on development sites located nearby. The loan has a two-year initial term with a one-year extension option available to the borrower, subject to certain conditions, and is payable upon the sale of the property unless the Company approves the assumption of the debt by an institutional investor. On August 4, 1997, the Company funded $19.0 million against the aforementioned commitment and, subsequently, on August 19, 1997, the Company entered into a participation agreement with a third party (the "Participant") pursuant to which the Company assigned a 42.9% interest in the loan. In connection with the participation agreement, the Participant paid to the Company approximately $8.2 million or 42.9% of the $19.0 million previously funded by the Company. During September 1997, the Company and the Participant funded additional amounts aggregating $1.2 million, of which $506,000 was funded by the Participant. Through September 30, 1997, the Company's portion of the funding provided under the mortgage loan aggregated $11.5 million.

         On August 13, 1997, the Company originated and funded a LIBOR-based $9.8 million mortgage loan. This loan is primarily secured by an $11.8 million mortgage note on an approximately 281,000 square foot office/warehouse facility located in Philadelphia, Pennsylvania. This loan is also secured by a pledge of a $4.4 million mortgage note secured by an industrial/warehouse facility in Queens, New York and a $2.3 million pool of secured home loans to owners of cooperative apartments located in Brooklyn, New York. The mortgage loan is further secured by a pledge of various other loans owned by the borrower. The loan has a term of one year which may be extended by the borrower for an additional year.

         On September 19, 1997, the Company completed a fixed rate investment in the form of a $15.0 million portion of a ten-year $80.0 million mezzanine loan secured by the pledge of the ownership interest in the entities that own the approximately 1.75 million square foot office building located at 277 Park Avenue in New York City. The investment is further secured by a full payment guarantee by the principal owner of the entities that own the property, in the event of certain circumstances, including bankruptcy. Seventy-five percent of the purchase price (approximately $11.7 million) was financed pursuant to a reverse repurchase agreement. Effective September 12, 1997, in order to hedge its interest rate risk under the transaction, the Company entered into an interest rate swap agreement. Effective September 30, 1997, the reverse repurchase agreement was terminated and replaced with an $11.7 million borrowing under the Credit Facility.

         As of January 1, 1997, the Company's real estate portfolio, which included two commercial properties, was carried at a book value of $8,585,000. The portfolio included a shopping center in Sacramento, California and a 60% interest in a mixed-use retail property in Kirkland, Washington. During the first quarter, these two commercial properties were sold. The sale of Sacramento property closed on February 14, 1997 and the sale of the Kirkland property closed on March 3, 1997.

         The Company completed the investment and lending transactions above with cash on hand and funding pursuant to reverse repurchase agreements, including an agreement with the commercial lender on the Credit Facility made in advance of the execution thereof.

Comparison of the Nine Months Ended September 30, 1997 (Audited) and Three Months Ended September 30, 1997 (Unaudited) to the Nine Months and Three Months Ended September 30, 1996 (Unaudited)

         Net loss allocable to Class A Common Shares of $3,132,000 was reported by the Company during the nine months ended September 30, 1997, an increase of $2,845,000 from the loss reported for the nine months ended September 30, 1996. Net loss allocable to Class A Common Shares of $2,272,000 was reported by the Company for the three months ended September 30, 1997, an increase of $1,758,000, from the net loss allocable to Class A Common Shares of $514,000 for the three months ended September 30, 1996. These increases resulted primarily from costs incurred with the implementation of the new business plan, significant general and administrative expenses associated with the acquisition of Victor Capital and the retention of the Company's new management team and the Preferred Share dividend requirement. The increase in net loss further resulted from losses from the sale of rental properties in 1997 as compared to gains from such sales in 1996. Such increased losses were partially offset by a decrease in the provision for possible credit losses during 1997.

         Net income from investment and lending transactions increased $629,000 to $1,073,000 for the nine months ended September 30, 1997. Net income from investment and lending transactions increased $928,000 to $997,000 for the three months ended September 30, 1997. These increases are primarily attributable to the revenue earned from the Company's significant new investments and loan originations offset by the interest paid on reverse repurchase agreements.

          Other revenues decreased $128,000 to $1,850,000 for the nine months ended September 30, 1997. This decrease was primarily caused by a $1,272,000 decrease in rental income as the Company sold the remaining rental properties during the first quarter of 1997. This decrease in rental income was substantially offset by an increase in other interest income of $615,000, which income was derived from the higher level of invested cash on hand and investments and the addition of advisory and asset management fees generated by Victor Capital. During the three months ended September 30, 1997, other revenues increased $240,000 to $942,000 over the same period in 1996. As in the decrease for the nine months ended September 30, 1997, there was a $474,000 decrease in rental income as the Company sold the remaining rental properties during the first quarter of 1997, an increase in other interest income of $185,000 from the higher level of invested cash on hand and investments, and a $529,000 addition of advisory and asset management fees generated by Victor Capital.

         Other expenses increased by $2,710,000 for the nine months ended September 30, 1997 to $4,789,000 and from $618,000 for the three months ended September 30, 1996 to $3,377,000 for the three months ended September 30, 1997. These increases were primarily due to the additional general and administrative expenses associated with the acquisition of Victor Capital and the full implementation of the Company's new business plan. The majority of the increase in general and administrative expenses was attributable to salaries and other expenses related to the additional employees from Victor Capital and other related administrative expenses resulting from the acquisition of Victor Capital.

          During the first quarter of 1997, the Company sold its Sacramento, California shopping center. The net loss recognized from the sale of such property was approximately $34,000. The Company also sold its Kirkland, Washington retail property. The net loss recognized from the sale of such property was approximately $398,000, of which the majority was transfer taxes and the elimination of unamortized tenant improvements and leasing commissions.

         The provision for possible credit losses decreased to $155,000 for the three and nine months ended September 30, 1997 as the rental properties that necessitated the provision for possible credit losses in 1996 had been sold in 1997.

Liquidity and Capital Resources

          At September 30, 1997, the Company had $4,063,000 in cash. Liquidity in the remainder of 1997 will be provided primarily by cash on hand, cash generated from operations, interest payments received on its investments, loans and securities, additional borrowings under the Credit Facility and the net proceeds from a public offering of Class A Common Shares expected to be completed in the fourth quarter (the "Offering"). On October 6, 1997, the Company filed a Registration Statement on Form S-1 with respect to the offer and sale of 9.2 million shares of Class A Common Shares (including 1.2 million shares subject to the underwriter's over-allotment option) in the proposed Offering. The Company believes these sources of capital will adequately meet future cash requirements. Consistent with its new business plan, the Company expects that during the remainder of 1997 it will use a significant amount of its available capital resources to originate and fund investment and lending transactions. In connection with such investment and loan transactions, the Company intends to employ significant leverage, up to a 5:1 debt-to-equity ratio, to enhance its return on equity.

          The Company experienced a net decrease in cash of $635,000 for the nine months ended September 30, 1997, compared to a net decrease in cash of $1,530,000 for the nine months ended September 30, 1996, a difference of $895,000. For the nine months ended September 30, 1997, cash used in operating activities was $1,445,000, a difference of $1,815,000 from cash provided by operations of $370,000 during the same period in 1996. Cash used in investing activities during this same period increased by $78,509,000 to $80,354,000, up from $1,845,000, primarily as a result of the investment and lending transactions completed since June 30, 1997. Cash provided by financing activities increased $81,219,000 due primarily from the proceeds of repurchase obligations, borrowings under the Credit Facility and the net proceeds from the issuance of Class A Preferred Shares.

         The Company has two outstanding notes payable totaling $4,867,000 and outstanding borrowings of $11,715,000 under the line of Credit Facility in addition to the outstanding repurchase obligation of $36,881,000.

         The Company has entered into the $150 million Credit Facility with German American Capital Corporation ("GACC"). The Credit Facility has a term of three years, including extensions, provided that the Company is in compliance with the covenants and terms of the Credit Facility, there have been no material adverse changes in the Company's financial position, and the Company is not otherwise in material default of the terms of the Credit Facility. The Credit Facility provides for advances to fund lender- approved investments ("Funded Portfolio Assets") made by the Company pursuant to its business plan. Prior to the execution of the Credit Facility, GACC advanced approximately $11.7 million to the Company pursuant to a reverse repurchase agreement. Upon the execution of the Credit Facility, the approximately $11.7 million was refinanced with an advance under the Credit Facility and the repurchase agreement was terminated. As of November 11, 1997, outstanding borrowings under the Credit Facility, including accrued interest, totaled approximately $35 million.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information contained in Notes 3, 4 and 6 to the Consolidated Financial Statements of the Company as of December 31, 1996 and as of the nine months ended September 30, 1997 included in Item I of Part I of this report with respect to an interest rate swap agreement for the notional amount of $15 million is incorporated herein by reference. The Company had not entered into any interest rate swaps at or during the year ended December 31, 1996.

PART II.          OTHER INFORMATION

ITEM 1:           Legal Proceedings

                  None.


ITEM 2:           Changes in Securities and Use of Proceeds

                  (a)      None.

                  (b)      None.

                  (c) On July 15, 1997, pursuant to the terms of the preferred share agreement, dated as of June 16, 1997, by and between the Registrant and Veqtor Finance Company, LLC ("Veqtor"), the Registrant issued 12,267,658 class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value, in the Company ("Class A Preferred Shares"). The issuance of the Class A Preferred Shares was not subject to the registration requirements of Section 5 of the Securities Act of 1933, as amended, because the transaction was exempt from registration under Section 4(2) thereof for transactions by an issuer not involving a public offering. Each Class A Preferred Share is convertible at the option of the holder thereof at any time and from time to time in whole or in part into a number of class A common shares of beneficial interest, $1.00 par value, in the Registrant ("Class A Common Shares") equal to the ratio of (x) $2.69 plus an amount equal to all dividends per share accrued and unpaid thereon as of the date of such conversion to (y) the Conversion Price in effect as of the date of such conversion. The initial "Conversion Price" was set at $2.69, but will be adjusted to provide the holders of Class A Preferred Shares with customary anti-dilution protection, including protection for the issuance of additional shares at a price less than $2.69 per share. At the initial Conversion Price (which is in effect on the date hereof), the holders of Class A Preferred Shares have the right to convert their shares into Class A Common Shares at the rate of one Class A Common Share for each Class A Preferred Share.


ITEM 3:           Defaults Upon Senior Securities

                  None.


ITEM 4:           Submission of Matters to a Vote of Security Holders

                   The Registrant held its annual meeting of shareholders on July 15, 1997. The Registrant's shareholders considered proposals to:

1. approve the issuance of the Registrant's class A 9.5% cumulative convertible preferred shares, $1.00 par value, of beneficial interest in the Registrant, upon the terms and conditions set forth in the preferred share purchase agreement, dated as of June 16, 1997, by and between the Registrant and Veqtor Finance Company, LLC and in the certificate of designation, preferences and rights of the class A 9.5 % cumulative convertible preferred shares and the class B 9.5% cumulative convertible non-voting preferred shares of the Registrant ("Proposal 1");

2. (a) approve an amendment to the existing declaration of trust of the Registrant (the "Existing Declaration") which reclassifies the common shares of beneficial interest, $1.00 par value, of the Registrant as "class A common shares" and creates another class of common shares, "class B non-voting common shares" ("Proposal 2(a)"); (b) approve an amendment to the Existing Declaration which revises certain restrictions upon transactions between the Registrant and certain large shareholders and other affiliates ("Proposal 2(b)"); (c) approve an-amendment to the Existing Declaration which eliminates certain provisions intended to assure the Registrant's continued treatment as a "real estate investment trust" for federal tax purposes ("Proposal 2(c)"); and (d) approve other amendments to the Existing Declaration ("Proposal 2(d)"), each of the foregoing amendments to be contained in an amended and restated declaration of trust of the Registrant;

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


                          Votes in          Votes        Abstentions    Broker
Proposal                   Favor           Opposed        (Withheld)   Non-Votes
--------                  --------         -------        ----------   ---------
Proposal 1                  7,637,601            77,231         35,750   784,029
Proposal 2(a)               7,635,887            64,091         50,604   784,029
Proposal 2(b)               7,635,044            68,278         40,260   784,029
Proposal 2(c)               7,593,678           118,262         38,642   784,029
Proposal 2(d)               7,584,600           115,087         50,895   784,029
Proposal 3
   Martin L. Edelman        8,474,895        --                 59,716    --
   Gary R. Garrabrant       8,485,499        --                 49,112    --
   Craig M. Hatkoff         8,485,499        --                 49,112    --
   John R. Klopp            8,485,499        --                 49,112    --
   Sheli Z. Rosenberg       8,485,499        --                 49,112    --
   Lynne B. Sagalyn         8,485,499        --                 49,112    --
   Samuel Zell              8,485,499        --                 49,112    --
Proposal 4                  8,460,551            38,549         35,511    --
Proposal 5                  7,591,933           113,232         45,417   784,029
Proposal 6                  7,581,740           120,627         48,215   784,029


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

               10.3 1997 Long-Term Incentive Share Plan, as amended (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 15, 1997 and is incorporated herein by reference).

              10.4 1997 Non-Employee Trustee Share Plan, as amended (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 15, 1997 and is incorporated herein by reference).

              10.5 Employment Agreement, dated as of July 15, 1997, by and between the Registrant and John Klopp (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 filed on October 6, 1997 and is incorporated herein by reference).

              10.6 Employment Agreement, dated as of July 15, 1997, by and between the Registrant and Craig M. Hatkoff (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 filed on October 6, 1997 and is incorporated herein by reference).

              10.7 Employment Agreement, dated as of July 15, 1997, by and between the Registrant and Donald J. Meyer.

              10.8 Consulting Agreement, dated as of July 15, 1997, by and between the Registrant and Gary R. Garrabrant (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 filed on October 6, 1997 and is incorporated herein by reference).

              10.9 Sublease, dated as of July 29, 1997, between New York Job Development Authority and Victor Capital Group, L.P. (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 filed on October 6, 1997 and is incorporated herein by reference).

              10.10 Credit Agreement, dated as of September 30, 1997, between the Registrant and German American
                               Capital Corporation ("GACC") and Global Note, dated as of September 30, 1997, made in favor of GACC by the Registrant (filed as Exhibit 10.9 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on November 13, 1997 and is incorporated herein by reference).

              27.1             Financial Data Schedule.

                  (b)  Reports on Form 8-K

                  During the fiscal quarter ended September 30, 1997, the Registrant filed the following Current Reports on Form 8-K:

         (1) Current Report on Form 8-K, dated June 30, 1997, as filed with the Commission on July 15, 1997, reporting under Item 2 "Acquisition or Disposition of Assets" the completion of an investment in a junior, subordinated class of commercial mortgage- backed securities and under Item 5 "Other Events" the issuance of press releases reporting the outcome of the Registrant's 1997 annual meeting of shareholders and including under Item 7 "Financial Statements and Exhibits" certain exhibits relating to the events reported under Item 2 and Item 5.

         (2) Current Report on Form 8-K, dated July 15, 1997, as filed with the Commission on July 30, 1997, reporting under Item 1 "Changes in Control" the change in control following the acquisition by Veqtor Finance Company, LLC of 6,959,593 reclassified class A common shares of beneficial interest, $1.00 par value, in the Registrant and 12,267,658 class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value, in the Registrant, under Item 2 "Acquisition or Disposition of Assets" the acquisition of all partnership interests and membership interests in Victor Capital Group, L.P. and including under Item 7 "Financial
                  Statements and Exhibits" certain exhibits relating to the matters reported under Item 1 and Item 2.

         (3) Current Report on Form 8-K, dated August 4, 1997, as filed with the Commission on August 19, 1997, reporting under Item 2 "Acquisition on Disposition of Assets" the origination and funding of a short-term mortgage loan.

         (4) Current Report on Form 8-K, dated August 13, 1997, as filed with the Commission on August 28, 1997, reporting under Item 2 "Acquisition or Disposition of Assets" the origination and funding of a short-term loan secured by a mortgage note.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CAPITAL TRUST



Date:  November 14, 1997                    /s/ John R. Klopp
       -----------------                    -----------------
                                            John R. Klopp
                                            Chief Executive Officer
                                            (principal executive officer)

                                           /s/ Edward L Shugrue III
                                           Edward L. Shugrue III
                                           Managing Director and
                                           Chief Financial Officer
                                           (principal financial officer)