Form 10-K
period 1997-12-31
CAPITAL TRUST
filed 1998-02-26
CIK 16387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1997

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the Transition  period from  _____________  to
    _______________

Commission File Number 1-8063

                                  Capital Trust
             (Exact name of registrant as specified in its charter)

                 California                              94-6181186
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

605 Third Avenue, 26th Floor, New York, NY                  10016
       (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:    (212) 655-0220
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
             Title of Each Class                      on Which Registered
Class A Common Shares of Beneficial Interest,       New York Stock Exchange
  $1.00 par value ("Class A Common Shares")         Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                                    Yes  X               No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                  MARKET VALUE

Based on the closing sales price of $10.00 per share, the aggregate market value of the outstanding Class A Common Shares held by non-affiliates of the registrant as of February 18, 1998 was $111,433,570.

                               OUTSTANDING SHARES

As of February 18, 1998 there were 18,157,150 outstanding Class A Common Shares. The Class A Common Shares are listed on the New York and Pacific Stock Exchanges (trading symbol "CT"). Trading is reported in many newspapers as "CapitalTr".

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.


------------------------------------------------------------------------------

                                  CAPITAL TRUST
------------------------------------------------------------------------------

------------------------------------------------------------------------------

PART I                                                                             PAGE
------------------------------------------------------------------------------

Item 1.           Business                                                            1
Item 2.           Properties                                                         10
Item 3.           Legal Proceedings                                                  10
Item 4.           Submission of Matters to a Vote of Security Holders                10
------------------------------------------------------------------------------

PART II
------------------------------------------------------------------------------

Item 5.           Market for the Registrant's Common Equity and Related Security
                           Holder Matters                                            11
Item 6.           Selected Financial Data                                            12
Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                     13
Item 8.           Financial Statements and Supplementary Data                        20
Item 9.           Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                                  21
------------------------------------------------------------------------------

PART III
------------------------------------------------------------------------------

Item 10.          Trustees and Executive Officers of the Registrant                  22
Item 11.          Executive Compensation                                             22
Item 12.          Security Ownership of Certain Beneficial Owners and Management     22
Item 13.          Certain Relationships and Related Transactions                     22
------------------------------------------------------------------------------

PART IV
------------------------------------------------------------------------------

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K    23
------------------------------------------------------------------------------

Signatures                                                                           26

Index to Consolidated Financial Statements                                          F-1


                                      -i-


 EXPLANATORY NOTE FOR PURPOSES OF THE "SAFE HARBOR PROVISIONS" OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, WHICH INVOLVE CERTAIN RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS ARE INCLUDED WITH RESPECT TO, AMONG OTHER THINGS, THE COMPANY'S CURRENT BUSINESS PLAN, BUSINESS STRATEGY AND PORTFOLIO MANAGEMENT. THE COMPANY'S ACTUAL RESULTS OR OUTCOMES MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED. IMPORTANT FACTORS THAT THE COMPANY BELIEVES MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE CAUTIONARY STATEMENTS PRESENTED UNDER THE CAPTION "FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS STRATEGY" IN ITEM 1 OF THIS FORM 10-K OR OTHERWISE ACCOMPANY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS CONTAINED IN THIS FORM 10-K.

                                     PART I
------------------------------------------------------------------------------

Item 1.           Business
------------------------------------------------------------------------------

 General

     Capital Trust (together with its subsidiaries the "Company") is a recently recapitalized specialty finance company designed to take advantage of high-yielding lending and investment opportunities in commercial real estate and related assets. The Company makes investments in various types of income-producing commercial real estate and its current investment program emphasizes senior and junior commercial mortgage loans, preferred equity investments, direct equity investments and subordinated interests in commercial mortgage-backed securities ("CMBS"). The Company's current business plan contemplates that a majority of the loans and other assets held in its portfolio for the long-term will be structured so that the Company's investment is subordinate to third-party financing but senior to the owner/operator's equity position. The Company also provides real estate investment banking, advisory and asset management services through its wholly owned subsidiary, Victor Capital Group, L.P. ("Victor Capital"). The Company anticipates that it will invest in a diverse array of real estate and finance-related assets and enterprises, including operating companies, which satisfy its investment criteria.

     In executing its business plan, the Company utilizes the extensive real estate industry contacts and relationships of Equity Group Investments, Inc. ("EGI"). EGI is a privately held real estate and corporate investment firm controlled by Samuel Zell, who serves as chairman of the Board of Trustees of the Company. EGI's affiliates include Equity Office Properties Trust and Equity Residential Properties Trust, the largest U.S. real estate investment trusts ("REITs") operating in the office and multifamily residential sectors, respectively. The Company also draws upon the extensive client roster of Victor Capital for potential investment opportunities.

 Developments with Respect to Implementation of the Company's Current Business Plan During Fiscal Year 1997

     During the past fiscal year, the Company ceased operations as a real estate investment trust following full implementation of its current business plan in July 1997. This action coincided with the appointment of a new management team following the acquisition of Victor Capital and a private placement of $33 million of preferred equity in the Company to Veqtor Finance Company, LLC ("Veqtor"), an affiliate of certain members of the new management team that currently owns 19,227,251 (or approximately 63%) of the outstanding voting shares of the Company.

     In connection with the implementation of its current business plan, in September 1997, the Company entered into a credit arrangement with a commercial lender that provides for a three-year $150 million line of credit (the "Credit Facility"). In addition, in December 1997, the Company completed a public securities offering (the "Offering") by issuing 9,000,000 new class A common shares of beneficial interest, $1.00 par value ("Class A Common Shares"), in the Company at $11.00 per share. The Company raised approximately $91.4 million in net proceeds from the Offering. The Company believes that the Credit Facility and the proceeds of the Offering provide the Company with the capital necessary to expand and diversify its portfolio of loans and other investments and enable the Company to compete for and consummate larger transactions meeting the Company's target risk/return profile.

     Since initiating full implementation of the current business plan, the Company has completed twelve loan and investment transactions. The Company has originated or acquired six Mortgage Loans (as defined herein) totaling $169.7 million (one of which was satisfied prior to December 31, 1997), five Mezzanine Loans (as defined herein) totaling $75.0 million and one CMBS subordinated interest for $49.6 million.

 Real Estate Lending and Investment Market

     The Company believes that the significant recovery in commercial real estate property values, coupled with fundamental structural changes in the real estate capital markets (primarily related to the growth in CMBS issuance), has created significant market-driven opportunities for finance companies specializing in commercial real estate lending and investing. Such opportunities are expected to result from the following developments:

     o Scale and Rollover. The U.S. commercial mortgage market--a market that is comparable in size to the corporate and municipal bond markets--has approximately $1 trillion in total mortgage debt outstanding, which debt is primarily held privately. In addition, a significant amount of commercial mortgage loans held by U.S. financial institutions is scheduled to mature in the near future.

     o  Rapid  Growth  of   Securitization.   With  annual  issuance  volume  of
        approximately $44 billion, the total amount of CMBS currently outstanding has grown to over $170 billion from approximately $6 billion in 1990. To date, the CMBS market expansion has been fueled in large part by "conduits" which originate whole loans primarily for resale to financial intermediaries, which in turn package the loans as securities for distribution to public and private investors.

        The Company believes that as securitized lenders replace traditional lenders such as banks and life insurance companies as the primary source for commercial real estate finance, borrowers are often constrained by relatively inflexible underwriting standards, including lower loan-to-value ratios, thereby creating significant demand for mezzanine financing (typically between 65% and 90% of total capitalization). In addition, since many high quality loans may not immediately qualify for securitization, due primarily to rating agency guidelines, significant opportunities are created for shorter-maturity bridge and transition mortgage financings.

     o  Consolidation.  As the real  estate  market  continues  to  evolve,  the
        Company expects that consolidation will occur and efficiency will increase. Over time, the Company believes that the market leaders in the real estate finance sector will be fully integrated finance companies capable of originating, underwriting, structuring, managing and retaining real estate risk.

     The Company believes that the commercial real estate capital markets for both debt and equity are in the midst of dramatic structural change. Although the issuance volume of CMBS has grown to $44 billion per annum, the terms and conditions of securitized debt are driven significantly by rating agency criteria, resulting in restrictive underwriting parameters and relatively inflexible transaction structures. At the same time, existing equity owners are faced with high levels of maturing debt that will need to be refinanced, and new buyers are seeking greater leverage than is available from securitized or traditional providers. As a result, the need for mezzanine investment capital has grown significantly. The Company, through its current business plan, seeks to capitalize on this market opportunity.

 Business Strategy

     The Company believes that it is well positioned to capitalize on the resultant opportunities, which, if carefully underwritten, structured and monitored, represent attractive investments that pose potentially less risk than direct equity ownership of real property. Further, the Company believes that the rapid growth of the CMBS market has given rise to opportunities for the Company to selectively acquire non-investment grade tranches of such securities which the Company believes are priced inefficiently in terms of their risk/reward profile.

     The Company seeks to generate returns from a portfolio of leveraged investments. The Company currently pursues investment and lending opportunities designed to capitalize on inefficiencies in the real estate capital, mortgage and finance markets. The Company also earns revenue from its real estate investment banking, investment and management services.

     The Company's investment program emphasizes, but is not limited to, the following general categories of real estate and finance-related assets:

     o Mortgage Loans. The Company pursues opportunities to originate and fund senior and junior mortgage loans ("Mortgage Loans") to commercial real estate owners and property developers who require interim financing until permanent financing can be obtained. The Company's Mortgage Loans are generally not intended to be permanent in nature, but rather are intended to be of a relatively short-term duration, with extension options as deemed appropriate, and typically require a balloon payment of principal at maturity. The Company may also originate and fund permanent Mortgage Loans in which the Company intends to sell the senior tranche, thereby creating a Mezzanine Loan.

     o Mezzanine Loans. The Company originates high-yielding loans that are subordinate to first lien mortgage loans on commercial real estate and are secured either by a second lien mortgage or a pledge of the ownership interests in the borrowing property owner. Alternatively, the Company's mezzanine loans can take the form of a preferred equity investment in the borrower with substantially similar terms (collectively, "Mezzanine Loans"). Generally, the Company's Mezzanine Loans have a longer anticipated duration than its Mortgage Loans and are not intended to serve as transitional mortgage financing.

     o Subordinated Interests. The Company pursues rated and unrated investments in public and private subordinated interests ("Subordinated Interests") in commercial collateralized mortgage obligations ("CMOs" or "CMO Bonds") and other CMBS.

     o Other Investments. The Company intends to assemble an investment portfolio of commercial real estate and finance-related assets meeting the Company's target risk/return profile. The Company is not limited in the kinds of commercial real estate and finance-related assets in which it can invest and believes that it is positioned to expand opportunistically its financing business. The Company may pursue investments in, among other assets, construction loans, distressed mortgages, foreign real estate and finance-related assets, operating companies, including loan origination and loan servicing companies, and fee interests in real property (collectively, "Other Investments").

     The Company seeks to maximize yield through the use of leverage, consistent with maintaining an acceptable level of risk. Although there may be limits to the leverage that can be applied to certain of the Company's investments, the Company does not intend to exceed a debt-to-equity ratio of 5:1. At December 31, 1997, the Company's debt-to-equity ratio was 1.17:1.

     Other than restrictions which result from the Company's intent to avoid regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), the Company is not subject to any restrictions on the particular percentage of its portfolio invested in any of the above-referenced asset classes, nor is it limited in the kinds of assets in which it can invest. The Company has no predetermined limitations or targets for concentration of asset type or geographic location. Instead of adhering to any prescribed limits or targets, the Company makes acquisition decisions through asset and collateral analysis, evaluating investment risks on a case-by-case basis. To the extent that the Company's assets become concentrated in a few states or a particular region, the Company's return on investment will become more dependent on the economy of such states or region. Until appropriate investments are made, cash available for investment may be invested in readily marketable securities or in interest-bearing deposit accounts.

Principal Investment Categories

     The  discussion   below  describes  the  principal   categories  of  assets
emphasized in the Company's current business plan.

    Mortgage Loans. The Company actively pursues opportunities to originate and fund Mortgage Loans to real estate owners and property developers who need interim financing until permanent financing can be obtained. The Company's Mortgage Loans generally are not intended to be "permanent" in nature, but rather are intended to be of a relatively short-term duration, with extension options as deemed appropriate, and generally require a balloon payment at maturity. These types of loans are intended to be higher-yielding loans with higher interest rates and commitment fees. Property owners or developers in the market for these types of loans include, but are not limited to, promoters of pre-formation REITs desiring to acquire attractive properties to contribute to the REIT before the formation process is complete, traditional property owners and operators who desire to acquire a property before it has received a commitment for a long-term mortgage from a traditional commercial mortgage lender, or a property owner or investor who has an opportunity to purchase its existing mortgage debt or third party mortgage debt at a discount; in each instance, the Company's loan would be secured by a Mortgage Loan. The Company may also originate traditional, long-term mortgage loans and, in doing so, would compete with traditional commercial mortgage lenders. In pursuing such a strategy, the Company generally intends to sell or refinance the senior portion of the mortgage loan, individually or in a pool, and retain a Mezzanine Loan. In addition, the Company believes that, as a result of the recent increase in commercial real estate securitizations, there are attractive opportunities to originate short-term bridge loans to owners of mortgaged properties that are temporarily prevented as a result of timing and structural reasons from securing long-term mortgage financing through securitization.

     Mezzanine Loans. The Company seeks to take advantage of opportunities to provide mezzanine financing on commercial property that is subject to first lien mortgage debt. The Company believes that there is a growing need for mezzanine capital (i.e., capital representing the level between 65% and 90% of property value) as a result of current commercial mortgage lending practices setting loan-to-value targets as low as 65%. The Company's mezzanine financing takes the form of subordinated loans, commonly known as second mortgages, or, in the case of loans originated for securitization, partnership loans (also known as pledge loans) or preferred equity investments. For example, on a commercial property subject to a first lien mortgage loan with a principal balance equal to 70% of the value of the property, the Company could lend the owner of the property (typically a partnership) an additional 15% to 20% of the value of the property. The Company believes that as a result of (i) the significant changes in the lending practices of traditional commercial real estate lenders, primarily relating to more conservative loan-to-value ratios, and (ii) the significant increase in securitized lending with strict loan-to-value ratios imposed by the rating agencies, there will continue to be an increasing demand for mezzanine capital by property owners.

     Typically in a Mezzanine Loan, as security for its debt to the Company, the property owner would pledge to the Company either the property subject to the first lien (giving the Company a second lien position typically subject to an inter-creditor agreement) or the limited partnership and/or general partnership interest in the owner. If the owner's general partnership interest is pledged, then the Company would be in a position to take over the operation of the property in the event of a default by the owner. By borrowing against the additional value in their properties, the property owners obtain an additional level of liquidity to apply to property improvements or alternative uses. Mezzanine Loans generally provide the Company with the right to receive a stated interest rate on the loan balance plus various commitment and/or exit fees. In certain instances, the Company may negotiate to receive a percentage of net operating income or gross revenues from the property, payable to the Company on an ongoing basis, and a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan, or the Company will otherwise seek terms to allow the Company to charge an interest rate that would provide an attractive risk-adjusted return. Alternatively, the Mezzanine Loans can take the form of a non-voting preferred equity investment in a single purpose entity borrower with substantially similar terms.

     In connection with its mezzanine lending and investing activities, the Company may elect to pursue strategic alliances with lenders such as commercial banks and Wall Street conduits who do not have a mezzanine lending capability and are therefore perceived to be at a competitive disadvantage. The Company believes that such alliances could accelerate the Company's loan origination volume, assist in performing underwriting due diligence and reduce potential overhead.

     Subordinated Interests. The Company acquires rated and unrated Subordinated Interests in commercial mortgage-backed securities issued in public or private transactions. CMBS typically are divided into two or more classes, sometimes called "tranches." The senior classes are higher "rated" securities, which are rated from low investment grade ("BBB") to higher investment grade ("AA" or "AAA"). The junior, subordinated classes typically include a lower rated, non-investment grade "BB" and

"B" class, and an unrated, high yielding, credit support class (which generally is required to absorb the first losses on the underlying mortgage loans). The Company currently invests in the non-investment grade tranches of Subordinated Interests. The Company may pursue the acquisition of performing and non-performing (i.e., defaulted) Subordinated Interests. CMBS generally are issued either as CMOs or pass-through certificates that are not guaranteed by an entity having the credit status of a governmental agency or instrumentality, although they generally are structured with one or more of the types of credit enhancement arrangements to reduce credit risk. In addition, CMBS may be illiquid.

     The credit quality of CMBS depends on the credit quality of the underlying mortgage loans forming the collateral for the securities. CMBS are backed generally by a limited number of commercial or multifamily mortgage loans with larger principal balances than those of single family mortgage loans. As a result, a loss on a single mortgage loan underlying a CMBS will have a greater negative effect on the yield of such CMBS, especially the Subordinated Interests in such CMBS.

     Before acquiring Subordinated Interests, the Company performs certain credit underwriting and stress testing to attempt to evaluate future performance of the mortgage collateral supporting such CMBS, including (i) a review of the underwriting criteria used in making mortgage loans comprising the Mortgage Collateral for the CMBS, (ii) a review of the relative principal amounts of the loans, their loan-to-value ratios as well as the mortgage loans' purpose and documentation, (iii) where available, a review of the historical performance of the loans originated by the particular originator and (iv) some level of re-underwriting the underlying mortgage loans, including, selected site visits.

     Unlike the owner of mortgage loans, the owner of Subordinated Interests in CMBS ordinarily does not control the servicing of the underlying mortgage loans. In this regard, the Company attempts to negotiate for the right to cure any defaults on senior CMBS classes and for the right to acquire such senior classes in the event of a default or for other similar arrangements. The Company may also seek to acquire rights to service defaulted mortgage loans, including rights to control the oversight and management of the resolution of such mortgage loans by workout or modification of loan provisions, foreclosure, deed in lieu of foreclosure or otherwise, and to control decisions with respect to the preservation of the collateral generally, including property management and maintenance decisions ("Special Servicing Rights") with respect to the mortgage loans underlying CMBS in which the Company owns a Subordinated Interest. Such rights to cure defaults and Special Servicing Rights may give the Company, for example, some control over the timing of foreclosures on such mortgage loans and, thus, may enable the Company to reduce losses on such mortgage loans. The Company is currently a special servicer with respect to one of its Subordinated Interest investments, but is not currently a rated special servicer. The Company may seek to become rated as a special servicer, or acquire a rated special servicer. Until the Company can act as a rated special servicer, it will be difficult to obtain Special Servicing Rights with respect to the mortgage loans underlying Subordinated Interests. Although the Company's strategy is to purchase Subordinated Interests at a price designed to return the Company's investment and generate a profit thereon, there can be no assurance that such goal will be met or, indeed, that the Company's investment in a Subordinated Interest will be returned in full or at all.

     The Company believes that it will not be, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Investment Company Act generally exempts entities that are "primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). The Company intends to rely on current interpretations by the staff of the Commission in an effort to qualify for this exemption. To comply with the foregoing guidance, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. Generally, the Mortgage Loans and certain of the Mezzanine Loans in which the Company may invest constitute Qualifying Interests. While Subordinated Interests generally do not constitute Qualifying Interests, the Company may seek to structure such investments in a manner where the Company believes such Subordinated Interests may constitute Qualifying Interests. The Company may seek, where appropriate, (i) to obtain foreclosure rights or other similar arrangements (including obtaining Special Servicing Rights before or after acquiring or becoming a rated special servicer) with respect to the underlying mortgage loans, although there can be no assurance that it will be able to do so on acceptable terms or (ii) to acquire Subordinated Interests collateralized by whole pools of mortgage loans. As a result of obtaining such rights or whole pools of mortgage loans as collateral, the Company believes that the related Subordinated Interests will constitute Qualifying Interests for purposes of the Investment Company Act. The Company does not intend, however, to seek an exemptive order, no-action letter or other form of interpretive guidance from the Commission or its staff on this position. Any decision by the Commission or its staff advancing a position with respect to whether such Subordinated Interests constitute Qualifying Interests that differs from the position taken by the Company could have a material adverse effect on the Company.

     Other Investments. The Company may also pursue a variety of complementary commercial real estate and finance-related businesses and investments in furtherance of executing its current business plan. Such activities include, but are not limited to, investments in other classes of mortgage-backed securities, financial asset securitization investment trusts ("FASITs"), distressed investing in non-performing and sub-performing loans and fee owned commercial real property, whole loan acquisition programs, foreign real estate-related asset investments, note financings, environmentally hazardous lending, operating company investing/lending, construction and rehabilitation lending and other types of financing activity. Any lending with regard to the foregoing may be on a secured or an unsecured basis and will be subject to risks similar to those attendant to investing in Mortgage Loans, Mezzanine Loans and Subordinated Interests. The Company seeks to maximize yield by managing credit risk by employing its credit underwriting procedures, although there can be no assurance that the Company will be successful in this regard. The Company is actively investigating potential business acquisition opportunities that it believes will complement the Company's operations including firms engaged in commercial loan origination, loan servicing, mortgage banking, financing activities, real estate loan and property acquisitions and real estate investment banking and advisory services similar to or related to the services provided by the Company. No assurance can be given that any such transactions will be negotiated or completed or that any business acquired can be efficiently integrated with the Company's ongoing operations.

Portfolio Management

     The following describes some of the portfolio management practices that the Company may employ from time to time to earn income, facilitate portfolio management (including managing the effect of maturity or interest rate sensitivity) and mitigate risk (such as the risk of changes in interest rates). There can be no assurance that the Company will not amend or deviate from these policies or adopt other policies in the future.

     Leverage and Borrowing. The success of the Company's current business plan is dependent upon the Company's ability to grow its portfolio of invested assets through the use of leverage. The Company intends to leverage its assets through the use of, among other things, bank credit facilities including the Credit
Facility, secured and unsecured borrowings, repurchase agreements and other borrowings, when there is an expectation that such leverage will benefit the Company; such borrowings may have recourse to the Company in the form of guarantees or other obligations. If changes in market conditions cause the cost of such financing to increase relative to the income that can be derived from investments made with the proceeds thereof, the Company may reduce the amount of leverage it utilizes. Obtaining the leverage required to execute the current business plan will require the Company to maintain interest coverage ratios and other covenants meeting market underwriting standards. In leveraging its portfolio, the Company plans not to exceed a debt-to-equity ratio of 5:1. The Company has also agreed it will not incur any indebtedness if the Company's debt-to-equity ratio would exceed 5:1 without the prior written consent of the holders of a majority of the outstanding Class A Preferred Shares.

     Leverage creates an opportunity for increased income, but at the same time creates special risks. For example, leveraging magnifies changes in the net worth of the Company. Although the amount owed will be fixed, the Company's assets may change in value during the time the debt is outstanding. Leverage will create interest expense for the Company that can exceed the revenues from the assets retained. To the extent the revenues derived from assets acquired with borrowed funds exceed the interest expense the Company will have to pay, the Company's net income will be greater than if borrowing had not been used.

Conversely, if the revenues from the assets acquired with borrowed funds are not sufficient to cover the cost of borrowing, the net income of the Company will be less than if borrowing had not been used.

     In order to grow and enhance its return on equity, the Company currently utilizes two sources for liquidity and leverage: the Credit Facility and repurchase agreements.

     Credit Facility. As previously discussed, the Company entered into the Credit Facility with a commercial lender in September 1997 that provides for a three-year $150 million line of credit. The Credit Facility provides for advances to fund lender-approved loans and investments made by the Company ("Funded Portfolio Assets").

     The obligations of the Company under the Credit Facility are to be secured by pledges of the Funded Portfolio Assets acquired with advances under the Credit Facility. Borrowings under the Credit Facility bear interest at specified rates over LIBOR, which rate may fluctuate based upon the credit quality of the Funded Portfolio Assets. Upon the signing of the credit agreement, a commitment fee was due and when the total borrowings under the agreement exceed $75 million, an additional fee is due. In addition, each advance requires payment of a drawdown fee. The Credit Facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the credit agreement. The Credit Facility contains customary representations and warranties, covenants and conditions and events of default. The Credit Facility also contains a covenant obligating the Company to avoid undergoing an ownership change that results in Craig M. Hatkoff, John R. Klopp or Samuel Zell no longer retaining their senior offices and trusteeships with the Company and practical control of the Company's business and operations.

     On December 31, 1997, the unused Credit Facility amounted to $70.1 million providing the Company with adequate liquidity for its short term needs.

     Repurchase Agreements. The Company has entered into four repurchase agreements and may enter into other such agreements under which the Company would sell assets to a third party with the commitment that the Company repurchase such assets from the purchaser at a fixed price on an agreed date. Repurchase agreements may be characterized as loans to the Company from the other party that are secured by the underlying assets. The repurchase price reflects the purchase price plus an agreed market rate of interest, which is generally paid on a monthly basis.

Interest Rate Management Techniques

     The Company has engaged in and will continue to engage in a variety of interest rate management techniques for the purpose of managing the effective maturity or interest rate of its assets and/or liabilities. These techniques also may be used to attempt to protect against declines in the market value of the Company's assets resulting from general trends in debt markets. Any such transaction is subject to risks and may limit the potential earnings on the Company's investments in real estate-related assets. Such techniques may include puts and calls on securities or indices of securities, Eurodollar futures contracts and options on such contracts, interest rate swaps (the exchange of fixed rate payments for floating-rate payments) or other such transactions. The Company uses interest rate swaps and interest rate caps to hedge mismatches in interest rate maturities, to reduce the Company's exposure to interest rate fluctuations and to provide more stable spreads between investment yields and the rates on their financing sources.

Real Estate Investment Banking, Advisory and Asset Management Services

     The Company provides real estate investment banking, advisory and asset management services through its Victor Capital subsidiary, which commenced operations in 1989. Victor Capital provides such services to an extensive client roster of real estate investors, owners, developers and financial institutions in connection with mortgage financings, securitizations, joint ventures, debt and equity investments, mergers and acquisitions, portfolio evaluations, restructurings and disposition programs. Victor Capital's senior professionals average 16 years of experience in the real estate financial services industry.

     Real Estate Investment Banking and Advisory Services. Victor Capital provides an array of real estate investment banking and advisory services to a variety of clients such as financial institutions, including banks and insurance companies, public and private owners of commercial real estate, creditor committees and investment funds. In such transactions, Victor Capital typically negotiates for a retainer and/or a
                                       7
monthly fee plus disbursements; these fees are typically applied against a success-oriented fee, which is based on achieving the client's goals. While dependent upon the size and complexity of the transaction, Victor Capital's fees for capital raising assignments are generally in the range of 0.5% to 3% of the total amount of debt and equity raised. For pure real estate advisory assignments, a fee is typically negotiated in advance and can take the form of a flat fee or a monthly retainer. In certain instances, Victor Capital negotiates for the right to receive a portion of its compensation in-kind, such as the receipt of stock in a publicly traded company.

     Real Estate Asset Management Services. Victor Capital provides its real estate asset management services primarily to institutional investors such as public and private money management firms. Victor Capital's services may include the identification and acquisition of specific mortgage loans and/or properties and the management and disposition of these assets. As of the date hereof, Victor Capital had seven such assignments representing an asset value of approximately $1 billion and of approximately 7 million square feet.

Factors which may Affect the Company's Business Strategy

     The success of the Company's business strategy depends in part on important factors, many of which are not within the control of the Company. The availability of desirable loan and investment opportunities and the results of the Company's operations will be affected by the amount of available capital, the level and volatility of interest rates, conditions in the financial markets and general economic conditions. There can be no assurances as to the effects of unanticipated changes in any of the foregoing. The Company's business strategy also depends on the ability to grow its portfolio of invested assets through the use of leverage. There can be no assurance that the Company will be able to obtain and maintain targeted levels of leverage or that the cost of debt financing will increase relative to the income generated from the assets acquired with such financing and cause the Company to reduce the amount of leverage it utilizes. The Company risks the loss of some or all of its assets or a financial loss if the Company is required to liquidate assets at a commercially inopportune time.

     The Company confronts the prospect that competition from other providers of mezzanine capital may lead to a lowering of the interest rates earned on the Company's interest-earning assets that may not be offset by lower borrowing costs. Changes in interest rates are also affected by the rate of inflation prevailing in the economy. A significant reduction in interest rates could increase prepayment rates and thereby reduce the projected average life of the Company's CMBS investments. While the Company may employ various hedging strategies, there can be no assurance that the Company would not be adversely affected during any period of changing interest rates. In addition, many of the Company's assets will be at risk to the deterioration in or total losses of the underlying real property securing the assets, which may not be adequately covered by insurance necessary to restore the Company's economic position with respect to the affected property.

Competition

     The Company is engaged in a highly competitive business. The Company competes for loan and investment opportunities with many new entrants into the specialty finance business emphasized in its current business plan, including numerous public and private real estate investment vehicles, including financial institutions (such as mortgage banks, pension funds, and REITs) and other institutional investors, as well as individuals. Many competitors are significantly larger than the Company, have well established operating histories and may have access to greater capital and other resources. In addition, the real estate services industry is highly competitive and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than Victor Capital. Victor Capital competes with national, regional and local real estate service firms.

 Government Regulation

     Capital Trust's activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission and the Equal Credit

Opportunity Act. In addition, a majority of states have ceilings on interest rates chargeable to customers in financing transactions.

 Employees

     As of December 31, 1997, the Company employed 23 full-time professionals and six other full-time employees. None of the Company's employees are covered by a collective bargaining agreement and management considers the relationship with its employees to be good.

------------------------------------------------------------------------------

Item 2.           Properties
------------------------------------------------------------------------------

     The Company's principal executive and administrative offices are located in approximately 18,700 square feet of office space leased at 605 Third Avenue, 26th Floor, New York, New York 10016 and its telephone number is (212) 655-0220. The lease for such space expires in April 2000. The Company believes that this office space is suitable for its current operations for the foreseeable future.


------------------------------------------------------------------------------

Item 3.           Legal Proceedings
------------------------------------------------------------------------------

     The Company is not a party to any material litigation or legal proceedings, or to the best of its knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition.


------------------------------------------------------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II
------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters
------------------------------------------------------------------------------

     Capital Trust's Shares are listed on the New York Stock Exchange ("NYSE) and the Pacific Stock Exchange. The trading symbol for Capital Trust's Class A Common Shares is "CT". The Trust had approximately 1,577 shareholders-of-record at February 20, 1998.

     The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices of the Company's Class A Common Shares and the Company's common shares of beneficial interest, $1.00 par value (the "Old Common Shares"), which were reclassified as the Class A Common Shares on July 15, 1997 in connection with the adoption of the Company's Amended and Restated Declaration of Trust (the "Restated Declaration"), as reported on the NYSE based on published financial sources.

                                                        High           Low
  1995
  First Quarter........................................$  1 7/8.......$  1 5/8
  Second Quarter..........................................1 7/8..........1 1/2
  Third Quarter...........................................1 7/8..........1 1/2
  Fourth Quarter..........................................1 5/8..........1 1/8

  1996
  First Quarter...........................................1 1/2..........1 1/8
  Second Quarter..........................................1 7/8..........1 3/8
  Third Quarter...........................................2 3/4..........1 5/8
  Fourth Quarter..........................................2 7/8..........1 7/8

  1997
  First Quarter...........................................6 7/8..........2 5/8
  Second Quarter..........................................6 1/8..........4 1/2
  Third Quarter..........................................11 3/8..........5 3/4
  Fourth Quarter.........................................15 1/8..........9 13/16

     The Company paid no dividends to holders of Class A Common Shares (or Old Common Shares) in 1997 and 1996.

     The Company does not expect to declare or pay dividends on its Class A Common Shares in the foreseeable future. The Company's current policy with respect to dividends is to reinvest earnings to the extent that such earnings are in excess of the dividend requirements on the Class A Preferred Shares. Pursuant to the certificate of designation, preferences and rights (the "Certificate of Designation") of the class A 9.5% cumulative preferred shares of beneficial interest, $1.00 par value (the "Class A Preferred Shares"), and the class B 9.5% cumulative preferred shares of beneficial interest, $1.00 par value (the "Class B Preferred Shares and together with the Class A Preferred Shares, the Preferred Shares"), in the Company unless all accrued dividends and other amounts then accrued through the end of the last dividend period and unpaid with respect to the Preferred Shares have been paid in full, the Company may not declare or pay or set apart for payment any dividends on the Class A Common Shares or Class B Common Shares. The Certificate of Designation provides for a semi-annual dividend of $0.1278 per share on the Class A Preferred Shares based on a dividend rate of 9.5%, amounting to an aggregate annual dividend of $3,135,000 based on the 12,267,658 shares of Class A Preferred Shares currently outstanding. There are no Class B Preferred Shares currently outstanding.

------------------------------------------------------------------------------

Item 6.           Selected Financial Data
------------------------------------------------------------------------------

     Prior to July 1997, the Company operated as a REIT, originating, acquiring, operating or holding income-producing real property and mortgage-related investments. Therefore, the Company's historical financial information as of and for the years ended December 31, 1996, 1995, 1994, and 1993 does not reflect any operating results from its specialty finance or real estate investment banking services operations. The following selected financial data relating to the Company have been derived from the historical financial statements as of and for the years ended December 31, 1997, 1996, 1995, 1994, and 1993. Other than the data for the year ended December 31, 1997, none of the following data reflect the results of the acquisition of Victor Capital and the issuance of 12,267,658 Class A Preferred Shares for $33 million, both of which occurred on July 15, 1997, or the Offering completed in December 1997. For these reasons, the Company believes that the following information is not indicative of the Company's current business.



                                                            Years Ended December 31,
                                            -------------------------------------------------------------
                                               1997         1996        1995        1994         1993
                                            ------------ ----------- ------------------------ -----------
                                                   (in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Interest and investment income...............$   6,445     $ 1,136      $ 1,396     $ 1,675    $    924
Advisory and asset management fees...............1,698         --           --          --          --
Rental income....................................  307       2,019        2,093       2,593       4,555
Other............................................  --          --            46         519          --

                                            ------------ ----------- ------------------------ -----------
   Total revenues................................8,450       3,155        3,535       4,787       5,479
                                            ------------ ----------- ------------------------ -----------
OPERATING EXPENSES:
Interest.........................................2,379         547          815       1,044       1,487
General and administrative.......................9,463       1,503          933         813         662
Rental property expenses.........................  124         781          688       2,034       2,797
Depreciation and amortization....................   92          64          662         595         847
                                            ------------ ----------- ------------------------ -----------
   Total operating expenses.....................12,058       2,895        3,098       4,486       5,793
                                            ------------ ----------- ------------------------ -----------
OPERATING INCOME (LOSS) BEFORE LOSS ON
   FORECLOSURE OR SALE OF INVESTMENTS,
   PROVISION FOR POSSIBLE CREDIT LOSSES AND
   INCOME TAXES ..........................      (3,608)        260          437         301        (314)

Loss on foreclosure or sale of investments
   and provision for possible credit losses...... (894)       (674)      (3,215)       (337)     (7,797)
Income tax expense                                 (55)        --           --          --          --
                                            ------------ ----------- ------------------------ -----------
NET LOSS........................................(4,557)       (414)      (2,778)        (36)     (8,111)
Less: Class A Preferred Share dividend and
   dividend requirement.........................(1,471)        --           --          --          --
                                            ============ =========== ======================== ===========
Net loss allocable to Class A Common Shares .$  (6,028)    $  (414)    $ (2,778)   $    (36)    $(8,111)
                                            ============ =========== ======================== ===========
                                            ============ =========== ======================== ===========
PER SHARE INFORMATION:
Net loss per Class A Common Share, basic
   and diluted..............................$    (0.63)    $ (0.05)   $   (0.30)    $ (0.00)   $  (0.88)
                                            ============ =========== ======================== ===========
Weighted average Class A Common Shares
   outstanding, basic and diluted............... 9,527       9,157        9,157       9,157       9,165
                                            ============ =========== ======================== ===========


                                                              As of December 31,
                                            -------------------------------------------------------------
                                               1997         1996        1995        1994         1993
                                            ------------ ----------- ------------------------ -----------
BALANCE SHEET DATA:
Total assets...................................$317,366     $30,036      $33,532     $36,540     $42,194
Total liabilities...............................174,077       5,565        8,625       8,855      13,583
Shareholders' equity............................143,289      24,471       24,907      27,685      28,611


     The average net loss per Class A Common Share amounts prior to 1997 have been restated as required to comply with Statement of Financial Standards No.
128, "Earnings per Share" ("Statement No. 128"). For further discussion of Earnings per Class A Common Share and the impact of Statement No. 128, see Note 19 to the Company's consolidated financial statements.

------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

 Overview

     Prior to July 1997, the Company operated as a REIT, originating, acquiring, operating or holding income-producing real property and mortgage-related investments. Since the Company's 1997 annual meeting of shareholders held on July 15, 1997 (the "1997 Annual Meeting"), the Company has pursued a new strategic direction with a focus on becoming a specialty finance company designed primarily to take advantage of high-yielding mezzanine investments and other real estate asset and finance opportunities in commercial real estate. As contemplated by its new business plan, the Company no longer qualifies for treatment as a REIT for federal income tax purposes. Consequently, the information set forth below with regard to historical results of operations for the years ended December 31, 1996 and 1995 does not reflect any operating results from the Company's specialty finance activities or real estate investment banking services nor the Company's current loan and other investment portfolio. The results for the year ended December 31, 1997 reflect partial implementation of the Company's current business plan as discussed below.

     The discussion contained herein gives effect to the reclassification on July 15, 1997 of the Old Common Shares as Class A Common Shares.

Recent Developments Preceding Implementation of the New Business Plan

     On January 3, 1997, CRIL, an affiliate of EGI and Samuel Zell, purchased from the Company's former parent 6,959,593 Class A Common Shares (representing approximately 76% of the then-outstanding Class A Common Shares) for an aggregate purchase price of $20,222,011. Prior to the purchase, which was approved by the then-incumbent Board of Trustees, EGI and Victor Capital presented to the Company's then-incumbent Board of Trustees a proposed new business plan in which the Company would cease to be a REIT and instead become a specialty finance company designed primarily to take advantage of high-yielding mezzanine investment and other real estate asset opportunities in commercial real estate. EGI and Victor Capital also proposed that they provide the Company with a new management team to implement the business plan and that they invest through an affiliate a minimum of $30.0 million in a new class of preferred shares to be issued by the Company.

     The Board of Trustees approved CRIL's purchase of the former parent's Class A Common Shares, the new business plan and the issuance of a minimum of $30.0 million of a new class of preferred shares of the Company at $2.69 per share, such shares to be convertible into Class A Common Shares of the Company on a one-for-one basis. The Board of Trustees considered a number of factors in approving the foregoing, including the attractiveness of the proposed new business plan, the significant real estate investment and financing experience of the proposed new management team and the significant amount of equity capital the Company would obtain from the proposed preferred share investment. The Board also considered the terms of previous alternative offers to purchase the former parent's interest in the Company of which the Board was aware and the fact that the average price of the Company's Old Common Shares during the 60 trading days preceding the Board of Trustees meeting at which the proposed preferred equity investment was approved was $2.38 per share. The Company subsequently agreed that, concurrently with the consummation of the proposed preferred equity investment, it would acquire for $5.0 million Victor Capital's real estate investment banking, advisory and asset management businesses, including the services of its experienced management team.

     At the 1997 Annual Meeting, the Company's shareholders approved the investment, pursuant to which the Company would issue and sell up to approximately $34.0 million of Class A Preferred Shares to Veqtor, an affiliate of Samuel Zell and the principals of Victor Capital (the "Investment"). The Company's shareholders also approved the Restated Declaration, which, among other things, reclassified the

Company's Old Common Shares as Class A Common Shares and changed the Company's name to "Capital Trust."

     Immediately following the 1997 Annual Meeting, the Investment was consummated; 12,267,658 Class A Preferred Shares were sold to Veqtor for an aggregate purchase price of $33,000,000 pursuant to the terms of the preferred share purchase agreement, dated as of June 16, 1997, by and between the Company and Veqtor. Concurrently with the foregoing transaction, Veqtor purchased the 6,959,593 Class A Common Shares held by CRIL for an aggregate purchase price of approximately $21.3 million. As a result of these transactions, currently, Veqtor beneficially owns 19,227,251 (or approximately 63%) of the outstanding voting shares of the Company. Veqtor funded the approximately $54.3 million aggregate purchase price for the Class A Common Shares and Class A Preferred Shares with $5.0 million of capital contributions from its members and $50.0 million of borrowings under the 12% convertible redeemable notes (the "Veqtor Notes") issued to four institutional investors. The Veqtor Notes may in the future be converted into preferred interests in Veqtor that may in turn be redeemed for an aggregate of 9,899,710 voting shares of the Company held by Veqtor.

     In addition, immediately following the 1997 Annual Meeting, the acquisition of the real estate services businesses of Victor Capital was consummated and a new management team was appointed by the Company from among the ranks of Victor Capital's professional team and elsewhere. The Company thereafter immediately commenced full implementation of its current business plan under the direction of its newly elected board of trustees and new management team.

Overview of Financial  Condition  Following  Implementation  of the New Business
Plan

     During 1997, the Company completed two significant equity capital raising share issuance transactions and obtained its $150 million Credit Facility that enabled the Company to grow its assets from $30.0 million to $317.4 million. On July 15, 1997, the Company sold 12,267,658 Class A Preferred Shares to Veqtor resulting in net proceeds to the Company of approximately $32.9 million. As of September 30, 1997, the Company obtained the $150 million Credit Facility. On December 16, 1997, the Company sold 9,000,000 Class A Common Shares in the Offering resulting in net proceeds to the Company of approximately $91.4 million. This significant infusion of cash allowed the Company to fully implement its current business plan as a specialty finance company. The Company used a combination of its additional capital and borrowings under the Credit Facility to make the investments described in the following paragraph.

     Since June 30, 1997, the Company has identified, negotiated and committed to fund or acquire twelve loan and investment transactions, including six Mortgage Loans totaling $169.7 million (one of which was satisfied prior to December 31, 1997), five Mezzanine Loans totaling $75.0 million and one CMBS subordinated interest investment for $49.6 million. The Company believes that these investments will provide investment yields within the Company's target range of 400 to 600 basis points above LIBOR. The Company maximizes its return on equity by utilizing its existing cash on hand and then employing leverage on its investments (employing a cash optimization model). The Company may make investments with yields that fall outside of the investment range set forth above, but that correspond with the level of risk perceived by the Company to be inherent in such investments. At December 31, 1997, the Company had loans and investments totaling in excess of $250 million outstanding resulting from transactions completed since the implementation of its current business plan and had existing commitments for approximately $26.9 million of additional funding under certain of the loans originated in such transactions.

     When possible, in connection with the acquisition of investments, the Company obtains seller financing in the form of repurchase agreements. Three of the transactions described in the above paragraph were financed in this manner for a total of $72.7 million. These financings are generally completed at discounted terms from those available under the Credit Facility. The remaining transactions were funded with cash on hand from the proceeds of the sale of the Company's shares and through borrowings under the Credit Facility.

At December 31, 1997, the Company had $79.9 million of outstanding borrowings under the Credit Facility.

     As of December 31, 1997, the Company's new investment and loan assets have been hedged so that the assets and the corresponding liabilities were matched at floating rates over LIBOR. During the period from July 15, 1997 to December 31, 1997, significant advisory income collected, as a result of the Company's acquisition of Victor Capital was applied as a reduction of the excess of the acquisition purchase price over net tangible assets acquired and thereby not reflected as revenue.

Results of Operations

     Total Revenues. Total revenues were $8,450,000 in 1997, an increase from $3,155,000 in 1996, which were down from $3,535,000 in 1995. The increase in 1997 was due to the implementation of the Company's current business plan in the second half of the year. The Company began to collect interest on loans and investments originated or acquired during this period and began to generate advisory and management fees from its newly acquired subsidiary, Victor Capital. The Company also generated additional interest income from bank deposits over the amount earned the previous year due to significant cash balances on hand from the sale of Class A Preferred Shares in the Investment and Class A Common Shares in the Offering. These increases were offset by a decrease in rental income resulting from the disposition of all rental properties during 1996 and 1997. The decrease reported in 1996 was primarily attributable to a decrease in interest revenue as a result of the liquidation of a portion of the Company's note portfolio and decreased rental revenues.

     Interest and related income from loans and other investments was $4,992,000, up from $470,000 in 1996, which was down from $1,148,000 in 1995.
The increase in 1997 was due to the implementation of the Company's business plan in the second half of the year when the Company began to collect interest on loans and investments made during this period. The decrease in 1996 was the result of a lower amount of interest received due to the sale of certain mortgage notes.

     Rental revenues at the Company's commercial properties were $307,000, down from $2,019,000 in 1996, which were down from $2,093,000 in 1995. The decrease in 1997 from that received in 1996 was due to the sale of the properties during 1996 and 1997 which were generating the income. The decrease in rental revenues reported in 1996 was attributable primarily to the absence of rent collected at the two properties that were sold in the first half of 1996. No rental revenues were generated by the Company's hotel property in 1996, which was foreclosed upon after the Company suspended debt service payments.

     Other interest income was $1,453,000 in 1997, up from $666,000 in 1996, which was up from $248,000 in 1995. The increase in 1997 was a result of the Company generating additional interest income from bank deposits due to significant cash balances on hand from sale of Class A Preferred Shares in the Investment and Class A Common Shares in the Offering. The increase in 1996 was created by an increase in interest earned on cash accounts and marketable securities, the additional cash balances generated from the sale of several rental properties and notes receivable.

     Total Expenses. Total expenses were $12,058,000, up from $2,895,000 in 1996, which was down from $3,098,000 in 1995. In 1997, total expenses were up due primarily to a $7,960,000 increase in general and administrative expenses from the implementation of the current business plan and the related hiring of executive officers and employees, principally from the ranks of Victor Capital, following the acquisition thereof. The reduction in expenses in 1996 was primarily the result of the downsizing of the Company's portfolio, which reduced depreciation, interest expense and associated property operating expenses.

     Interest and related expense from loans and other investments was $2,223,000, up from $86,000 in 1996, which was down from $370,000 in 1995. The increase in 1997 was due to an increase in borrowing under the Company's Credit Facility and repurchase agreements to fund new loans and investments made in the second half of 1997. The decrease in 1996 was the result of a lower amount of interest received due to the sale of certain mortgage notes offset by an increase in interest earned on cash accounts and marketable securities.

     Other interest expense was $156,000 in 1997, down from $461,000 in 1996, which was consistent with the $445,000 amount in 1994. The decrease in 1997 from the amounts in 1996 and 1995 resulted from the elimination of mortgage debt upon sale of the Totem Square property.

     General and administrative expenses were $9,463,000 in 1997, up significantly from $1,503,000 in 1996. General and administrative expenses in 1996 were up from the $933,000 reported in 1995. The increase in general and administrative costs in 1997 was due primarily to the addition of the new executive officers and employees hired in 1997 whose salaries and benefits totaled more than $5 million. The Company also incurred significant non-recurring professional fees (an increase of more than $2 million over the fees incurred in 1996) in conjunction with the reconstitution of the Company, the termination of its REIT status and the implementation of its current business plan. While the Company was able to lower a number of office expenses in 1996, a net increase in general and administrative costs occurred due primarily to an accelerated investigation of potential merger or acquisition transactions plus related due diligence costs.

     The 1997 non-cash depreciation charge was $92,000, an increase from $64,000 in 1996, which charge decreased in 1996 compared to the depreciation charge of $662,000 in 1995. The increase in 1997 came as a result of the Company purchasing additional equipment and leasehold improvements to its newly leased office space in New York City. The decrease in 1996 reflected the sale of two properties and the disposition of the hotel property. In addition, the Company's two remaining properties were not depreciated in 1996 because they were being held for sale.

     Rental property expenses were relatively consistent when comparing 1995 to 1996 but decreased significantly, by $657,000, in 1997 when the remaining rental properties were sold.

     Net Loss. The net loss for the Company in 1997 was $4,557,000. The significant increase in the loss was a result of the expenses associated with the Company's hiring activity outpacing its income generation pursuant to the acquisition of Victor Capital and implementation of its business plan. The net loss for the Company in 1996 was $414,000, a substantial decrease over the net loss of $2,778,000 reported in 1995. This improvement was primarily the result of sales proceeds received by the Company from property and mortgage note dispositions offset by valuation losses discussed further below.

     Net Gain or Loss on Foreclosure or Sale of Investments. Net Gain or Loss on Foreclosure or Sale of Investments was a loss of 432,000 in 1997, a gain of $1,069,000 in 1996 and a gain of $66,000 in 1995. The losses incurred in 1997 were due to the sales of the two remaining rental properties during the first quarter of 1997.

     The net gain recognized from the sale of a property in the first quarter of 1996 was $299,000. There was no gain or loss upon the foreclosure of the motel property in the first quarter of 1996 as the net book value of the property was equal to its debt.

     During the second quarter of 1996, the Company incurred a net loss of $164,000 from the sale of a storage facility property. Also during the second quarter of 1996, the Company sold two of its seven mortgage notes. A gain of $430,000 was recognized upon the sale of the Company's mortgage note which was collateralized by a first deed of trust on an office/commercial building in Phoenix, Arizona; and a gain of $30,000 was recognized upon the sale of the Company's mortgage note which was collateralized by a second deed of trust on a commercial building in Pacheco, California. During the third quarter of 1996, the Company sold two more mortgage notes. A gain of $115,000 was recognized upon the sale of the Company's mortgage note which was collateralized by a first deed of trust on an office building in Scottsdale, Arizona; and a gain of $357,000 was recognized upon the sale of the Company's mortgage note which was collateralized by a second deed of trust on an office/industrial building in Sunnyvale, California. In 1995, the Company recognized a deferred gain from the partial principal payment received on one of its mortgage notes. During the first five months of 1994, the Company's hotel property experienced an average operating loss after debt service of $107,000 per month. With the execution of a lease with the hotel management company in 1994, this amount was reduced to approximately $8,600 per month, the difference between the monthly lease payment of $20,000 and the property's monthly debt service requirement of $28,600. The lease was renegotiated in June 1995, reducing the monthly lease payments from $20,000 to approximately $9,000, increasing the loss recorded by the Company. In 1994, the Company experienced a gain of $114,000 on the sale of one property and the recognition of a deferred gain from the partial principal payment on one of its mortgage notes. This was offset by a $344,000 loss from the release of and default on two of the Company's mortgage notes held at that time.

     Provision for Possible Credit Losses. The provision for possible credit losses is the charge to income to increase the reserve for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. When it is probable that the Company will be unable to collect all amounts contractually due, the account is considered impaired. Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced for selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the reserve for credit losses.

     For the year ended December 31, 1997, the Company recorded a provision for possible credit losses of $462,000. During 1997, the Company had no assets which were considered impaired and as such no significant additional provisions were necessary. Management believes that the reserve for possible credit losses is adequate based on the factors detailed above.

     For the year ended December 31, 1996, the Company reported a provision for possible credit losses of $1,743,000. By year end, the Company had reduced the book value of its Sacramento, California shopping center to $1,215,000 and the book value of its Kirkland, Washington retail property to $7,370,000. Since these properties were no longer being held for investment, but rather for sale, their book value was reduced to more accurately reflect the then-current market value of the assets. The decline in the shopping center's value was the result of the Company's relatively short lease term on the land underlying the center, the physical condition of the property and changed market conditions in the Sacramento area. Disposition efforts on behalf of retail property also indicated the need to reduce this property's book value, as it was no longer being held for investment purposes but actively marketed for sale. Both properties were sold during the first quarter of 1997.

     In 1995, the provision for possible credit losses of $3,281,000 resulted from the write-down in value of two commercial properties and five mortgage notes.

     Preferred Share Dividend and Dividend Requirement. The preferred share dividend and dividend requirement arose in 1997 as a result of the Company issuing $33 million of Class A Preferred Shares on July 15, 1997. Dividends accrue on these shares at a rate of 9.5% per annum on a per share price of $2.69.

Liquidity and Capital Resources

     At December 31, 1997, the Company had $49,268,000 in cash. Liquidity in 1998 will be provided primarily by cash on hand, cash generated from operations, principal and interest payments received on investments, loans and securities, and additional borrowings under the Credit Facility. The Company believes these sources of capital will adequately meet future cash requirements. Consistent with its current business plan, the Company expects that during 1998 it will use a significant amount of its available capital resources to originate and fund loans and other investments. In connection with such investment and loan transactions, the Company intends to employ significant leverage, up to a 5:1 debt-to-equity ratio, to enhance its return on equity.

     The Company experienced a net increase in cash of approximately $44.6 million for the year ended December 31, 1997, compared to a net decrease in cash of $80,000 for the year ended December 31, 1996. For the year ended December 31, 1997, cash provided by operating activities was $2,901,000, up approximately $2.4 million from cash provided by operations of $449,000 during the same period in 1996. Cash used in investing activities during this same period increased by approximately $242.7 million to approximately $243.2 million, up from $452,000, primarily as a result of the loans and other investments completed since June 30, 1997. Cash provided by financing activities increased approximately $284.9 million due primarily to the proceeds of repurchase obligations, borrowings under the Credit Facility and net proceeds from the issuance of Class A Preferred Shares and the Class A Common Shares.

     The Company has two outstanding notes payable totaling $4,953,000 and outstanding borrowings of $79,864,000 under the Credit Facility in addition to the outstanding repurchase obligations of $82,173,000.

     The Company's Credit Facility with a commercial lender provided for borrowings up to $150 million. The Credit Facility has a term that expires on September 30, 2000, including extensions, provided that the Company is in compliance with the covenants and terms of the Credit Facility, there have been no material adverse changes in the Company's financial position, and the Company is not otherwise in material default of the terms of the Credit Facility. The Credit Facility provides for advances to fund lender-approved investments ("Funded Portfolio Assets") made by the Company pursuant to its business plan. The Company is currently negotiating with its commercial lender to the increase the Credit Facility by $100 million thereby increasing liquidity.

     The obligations of the Company under the Credit Facility are to be secured by pledges of the Funded Portfolio Assets acquired with advances under the Credit Facility. Borrowings under the Credit Facility bear interest at specified rates over LIBOR, averaging approximately 8.2% for those borrowings outstanding as of December 31, 1997, which rate may fluctuate based upon the credit quality of the Funded Portfolio Assets. The Company incurred a commitment fee upon the signing of the credit agreement and is obligated to pay an additional commitment fee when total borrowings under the Credit Facility exceed $75 million. In addition, each advance requires payment of a drawdown fee. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The Credit Facility provides for margin calls on or collateral enhancement of asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the Credit Facility. The Credit Facility contains customary representations and warranties, covenants and conditions and events of default. The Credit Facility also contains a covenant obligating the Company to avoid undergoing an ownership change that results in Craig M. Hatkoff, John R. Klopp or Samuel Zell no longer retaining their senior offices with the Company and practical control of the Company's business and operations.

     On December 31, 1997, the unused Credit Facility amounted to $70.1 million.

Impact of Inflation

     The Company's operating results depend in part on the difference between the interest income earned on its interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities. Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation or otherwise can affect the Company's income by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities, as well as, among other things, the value of the Company's interest-earning assets and its ability to realize gains from the sale of assets and the average life of the Company's interest-earning assets. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company. The Company employs the use of hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate swaps and interest rate caps to minimize its exposure to changes in interest rates. There can be no assurance that the Company will be able to adequately protect against the foregoing risks or that the Company will ultimately realize an economic benefit from any hedging contract into which it enters.

Year 2000 Information
---------------------

The Company has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Company believes that no significant actions are required to be taken by the Company to address the issue and therefore the impact of the issue will not materially affect the Company's future operating results or financial condition.

------------------------------------------------------------------------------

Item 8.           Financial Statements and Supplementary Data
------------------------------------------------------------------------------

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-29. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 19 to the consolidated financial statements.

 ------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

     On April 14, 1997, the Board of Trustees adopted a resolution (i) not to retain Coopers & Lybrand L.L.P. ("C&L") as the Company's auditors for the fiscal year ending December 31, 1997 and (ii) to engage Ernst and Young LLP ("E&Y") as the Company's independent auditors for the fiscal year ending December 31, 1997.

     The reports of C&L on the Company's consolidated financial statements as of and for the two years ended December 31, 1996 and 1995 did not contain an adverse opinion or a disclaimer opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's fiscal years ended December 31, 1996 and 1995, there were no disagreements with C&L on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of C&L, would have caused them to make reference thereto in their report(s) on the Company's financial statements for such fiscal year(s), nor were there any "reportable events" within the meaning of item 304(a)(1)(v) of regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

                                    PART III
------------------------------------------------------------------------------

Item 10.          Trustees and Executive Officers of the Registrant
------------------------------------------------------------------------------

     The information regarding the Company's trustees is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 1998, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


------------------------------------------------------------------------------

ITEM 11. Executive Compensation
------------------------------------------------------------------------------

     The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 1998 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


------------------------------------------------------------------------------

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------------

     The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 1998, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.


------------------------------------------------------------------------------

ITEM 13. Certain Relationships and Related Transactions
------------------------------------------------------------------------------

     The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 1998, with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

                                     PART IV
------------------------------------------------------------------------------

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------------


------------------------------------------------------------------------------

(a) (1)           Financial Statements

                  See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)           Consolidated Financial Statement Schedules

                  None.

     The statements referred to above should be read in conjunction with the consolidated financial statements and notes thereto included in Part II of this Form 10-K. All schedules have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a) (3)           Exhibits



                                  EXHIBIT INDEX

  Exhibit
  Number                             Description                                         Page

    2.1 Interest Purchase Agreement, dated as of June 16, 1997, by and between John R. Klopp, Craig M. Hatkoff, and Valentine Wildove &
            Company,  Inc.  and the  Registrant  (filed  as  Exhibit  2.1 to the
            Registrant's Current Report on Form 8-K filed on July 30, 1997 and incorporated herein by reference).

    3.1     Amended  and  Restated  Declaration  of Trust,  dated July 15,  1997
            (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K
            filed on July 15, 1997 and incorporated herein by reference).

    3.2     By-Laws of the Registrant  (filed as Exhibit 3.2 to the Registrant's
            Current Report on Form 8- K filed on July 15, 1997 and incorporated herein by reference).

    4.1     Certificate of  Designation,  Preferences  and Rights of the Class A
            9.5% Cumulative  Convertible  Preferred  Shares and the Class B 9.5%
            Cumulative Convertible Non-Voting Preferred Shares (filed as Exhibit
            4.1 to the Registrant's Current Report on Form 8-K filed on July 15,
            1997 and incorporated herein by reference).
   10.1 Preferred Share Purchase Agreement, dated as of June 16, 1997, by and between the Registrant and Veqtor Finance Company, LLC (filed as
            Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on
            July 30, 1997 and incorporated herein by reference).

   10.2     Non-Negotiable  Notes of the  Registrant  payable to John R.  Klopp,
            Craig M. Hatkoff and  Valentine  Wildove & Company,  Inc.  (filed as
            Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on
            July 30, 1997 and incorporated herein by reference).

   10.3     1997  Long-Term  Incentive  Share Plan, as amended (filed as Exhibit
            10.1 to the  Registrant's  Current  Report on Form 8-K filed on July
            15, 1997 and incorporated herein by reference).

   10.4     1997  Non-Employee  Trustee Share Plan, as amended (filed as Exhibit
            10.2 to the  Registrant's  Current  Report on Form 8-K filed on July
            15, 1997 and incorporated herein by reference).



  Exhibit
  Number                             Description                                         Page



   10.5 Employment Agreement, dated as of July 15, 1997, by and between the Registrant and John R. Klopp (filed as Exhibit 10.5 to the
            Registrant's  Registration Statement on Form S-1 filed on October 6,
            1997 and incorporated herein by reference).

   10.6 Employment Agreement, dated as of July 15, 1997, by and between the Registrant and Craig M. Hatkoff (filed as Exhibit 10.6 to the
            Registrant's  Registration Statement on Form S-1 filed on October 6,
            1997 and incorporated herein by reference).

   10.7 Consulting Agreement, dated as of July 15, 1997, by and between the Registrant and Gary R. Garrabrant (filed as Exhibit 10.7 to the
            Registrant's  Registration Statement on Form S-1 filed on October 6,
            1997 and incorporated herein by reference).

   10.8     Sublease,   dated  as  of  July  29,  1997,  between  New  York  Job
            Development  Authority  and Victor  Capital  Group,  L.P.  (filed as
            Exhibit 10.8 to the Registrant's  Registration Statement on Form S-1
            filed on October 6, 1997 and incorporated herein by reference).

   10.9     Credit  Agreement,  dated as of  September  30,  1997,  between  the
            Registrant  and German  American  Capital  Corporation  ("GACC") and
            Global Note, dated as of September 30, 1997, made in favor of GACC by the Registrant (filed as Exhibit 10.9 to the Registrant's
            Amendment  No. 1 to  Registration  Statement  on Form  S-1  filed on
            November 13, 1997 and incorporated herein by reference).

   10.10 Employment Agreement, dated as of July 15, 1997, by and between the Registrant and Donald J. Meyer (filed as Exhibit 10.10 to the
            Registrant's Amendment No. 2 to Registration Statement on Form S-1 filed on December 9, 1997 and incorporated herein by reference).

   21.1     Subsidiaries  of  the  Registrant  (filed  as  Exhibit  21.1  to the
            Registrant's Amendment No. 2 to Registration Statement on Form S-1 filed on December 9, 1997 and incorporated herein by reference).

**23.1      Consent of Coopers & Lybrand L.L.P.

**23.2      Consent of Ernst & Young LLP.

**27.1      Financial Data Schedule.



---------------------
**   Filed herewith.

(a) (4)           Report on Form 8-K

     During the fiscal quarter ended December 31, 1997, the Registrant filed the following Current Reports on Form 8-K:

   (1) Current Report on Form 8-K, dated September 19, 1997, as filed with the Commission on October 3, 1997, reporting under Item 2 "Acquisition or Disposition of Assets" the purchase of a note secured by a pledge of partnership interests.

   (2) Current Report on Form 8-K/A, dated August 4, 1997, as filed with the Commission on October 17, 1997, amending a previous reporting under
         Item 2 "Acquisition or Disposition of Assets" the origination and funding of a short-term mortgage loan and including under Item 7 "Financial Statements and Exhibits" certain financial statements relating to the events reported under Item 2.

   (3) Current Report on Form 8-K/A, dated August 13, 1997, as filed with the Commission on October 27, 1997, amending a previous reporting under
         Item 2 "Acquisition or Disposition of Assets" the origination and funding of a short-term loan and including under Item 7 "Financial Statements and Exhibits" certain financial statements relating to the events reported under Item 2.

   (4) Current Report on Form 8-K, dated October 31, 1997, as filed with the Commission on November 14, 1997, reporting under Item 2 "Acquisition or Disposition of Assets" the origination and funding of a second mortgage loan and including under Item 7 "Financial Statements and Exhibits" certain financial statements relating to the events reported under Item 2.

   (5) Current Report on Form 8-K, dated November 7, 1997, as filed with the Commission on November 14, 1997, reporting under Item 2 "Acquisition or Disposition of Assets" the origination and funding of a second mortgage loan and including under Item 7 "Financial Statements and Exhibits" certain financial statements relating to the events reported under Item 2.

   (6) Current Report on Form 8-K, dated December 17, 1997, as filed with the Commission on December 31, 1997, reporting under Item 2 "Acquisition or Disposition of Assets" the origination and funding of a first mortgage loan and a subordinate participation in a first mortgage loan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



February 25, 1998                   /s/ John R. Klopp
--------------------                -----------------------------------------
Date                                John R. Klopp
                                    Vice Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 25, 1998                   /s/ Samuel Zell
Date                                Samuel Zell
                                    Chairman of the Board of Trustees

February 25, 1998                   /s/ John R. Klopp
------------------                  -------------------------------------------
Date                                John R. Klopp
                                    Vice Chairman and Chief Executive Officer
                                    And Trustee

February 25, 1998                   /s/ Edward L. Shugrue III
------------------                  -------------------------------------------
Date                                Edward L. Shugrue III
                                    Managing Director and
                                   Chief Financial Officer

February 25, 1998                   /s/ Brian H. Oswald
------------------                  -------------------------------------------
Date                                Brian H. Oswald
                                    Director and
                                    Chief Accounting Officer

February 25, 1998                   /s/ Craig M. Hatkoff
------------------                  -------------------------------------------
Date                                Craig M. Hatkoff
                                    Vice Chairman and Trustee

February 25, 1998                   /s/ Gary R. Garrabrant
------------------                  -------------------------------------------
Date                                Gary R. Garrabrant
                                    Trustee

February 25, 1998                   /s/ Sheli Z. Rosenberg
------------------                  -------------------------------------------
Date                                Sheli Z. Rosenberg
                                    Trustee

February 25, 1998                   /s/ Lynne B. Sagalyn
------------------                  -------------------------------------------
Date                                Lynne B. Sagalyn
                                    Trustee

February 25, 1998                   /s/ Martin L. Edelman
------------------                  -------------------------------------------
Date                                Martin L. Edelman
                                    Trustee

February 25, 1998                    /s/ Jeffrey A. Altman
------------------                  -------------------------------------------
Date                                 Jeffrey A. Altman
                                     Trustee

                   Index to Consolidated Financial Statements





Reports of Independent
Auditors....................................................................F-2


Audited Financial Statements

Consolidated Balance Sheets as of December 31, 1997 and
1996........................................................................F-4

Consolidated   Statements  of  Operations   for  the  years  ended
December 31, 1997, 1996 and
1995........................................................................F-5

Consolidated  Statements  of  Shareholders'  Equity  for the years ended December 31, 1997, 1996 and
1995........................................................................F-6

Consolidated   Statements  of  Cash  Flows  for  the  years  ended
December 31, 1997, 1996 and
1995.........................................................................F-7

Notes to Consolidated Financial
Statements..................................................................F-8

                         Report of Independent Auditors




The Board of Trustees
Capital Trust and Subsidiaries

We have audited the consolidated balance sheet of Capital Trust and Subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statement of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                           Ernst & Young LLP

New York, New York
January 23, 1998

                         Report of Independent Auditors




The Board of Trustees of Capital Trust
(f/k/a California Real Estate Investment Trust):

         We have audited the accompanying consolidated balance sheet of Capital Trust (f/k/a California Real Estate Investment Trust and Subsidiary) (the "Trust") as of December 31, 1996, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the two years in the period ended December 31, 1996. These financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Trust (f/k/a California Real Estate Investment Trust and Subsidiary) as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                       Coopers & Lybrand L.L.P.

San Francisco, California
February 14, 1997















Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a Swiss limited liability association.

                         Capital Trust and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996
                                 (in thousands)

                                                                                               1997                  1996
                                                                                         ------------------    ------------------
                                           Assets

      Cash and cash equivalents                                                            $       49,268        $        4,698
      Available-for-sale securities                                                                11,975                14,115
      Loans and other investments, net of $462 and $0 reserve for possible credit
         losses in 1997 and 1996, respectively                                                    251,812                 1,576
      Rental properties                                                                              -                    8,585
      Excess of purchase price over net tangible assets acquired, net                                 331                 -
      Deposits and other receivables                                                                  284                   707
      Accrued interest receivable                                                                     818                 -
      Prepaid and other assets                                                                      2,878                   355
                                                                                         ==================    ==================
      Total assets                                                                           $    317,366          $     30,036
                                                                                         ==================    ==================

                            Liabilities and Shareholders' Equity

      Liabilities:
         Accounts payable and accrued expenses                                             $        5,718        $          396
         Notes payable                                                                              4,953                 5,169
         Credit facility                                                                           79,864                 -
         Repurchase obligations                                                                    82,173                 -
         Deferred origination fees and other revenue                                                1,369                 -
                                                                                         ------------------    ------------------
      Total liabilities                                                                           174,077                 5,565
                                                                                         ------------------    ------------------

      Commitments and contingencies

      Shareholders' equity:
         Class A Preferred Shares,  $1.00 par value,  12,639 shares  authorized,
           12,268  shares  issued and  outstanding  at December  31, 1997 and no shares issued and
           outstanding at December 31, 1996                                                        12,268                 -
         Class A Common Shares, $1.00 par value; unlimited shares authorized, 18,157 shares issued and outstanding at December 31, 1997 and 9,157 shares issued
           and outstanding at December 31, 1996                                                    18,157                 9,157
         Additional paid-in capital                                                               158,137                55,098
         Unrealized gain (loss) on available-for-sale securities                                      387                   (22)
         Accumulated deficit                                                                      (45,660)              (39,762)
                                                                                         ------------------    ------------------
      Total Shareholders' equity                                                                  143,289                24,471
                                                                                         ------------------    ------------------

      Total liabilities and Shareholders' equity                                             $    317,366          $     30,036
                                                                                         ==================    ==================

See accompanying notes to consolidated financial statements.


                         Capital Trust and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1997, 1996 and 1995
                      (in thousands, except per share data)

                                                                           1997               1996                 1995
                                                                     ----------------    -----------------    -----------------
 Income from loans and other investments:

    Interest and related income                                       $       4,992       $         470        $       1,148
    Less:  Interest and related expenses                                      2,223                  86                  370
                                                                    ----------------    -----------------    -----------------
      Net income from loans and other investments                             2,769                 384                  778
                                                                    ----------------    -----------------    -----------------

 Other revenues:
    Advisory and asset management fees                                        1,698                -                    -
    Rental income                                                               307               2,019                2,139
    Other interest income                                                     1,453                 666                  248
                                                                    ----------------    -----------------     ----------------
      Total other revenues                                                    3,458               2,685                2,387
                                                                    ----------------    -----------------    -----------------

  Other expenses:
    General and administrative                                                9,463               1,503                  933
    Other interest expense                                                      156                 461                  445
    Rental property expenses                                                    124                 781                  688
    Depreciation and amortization                                                92                  64                  662
                                                                    ----------------    -----------------    -----------------
      Total other expenses                                                    9,835               2,809                2,728
                                                                    ----------------    -----------------    -----------------

    (Loss) income before loss on sale of rental properties,
    provision for possible credit losses and income taxes                    (3,608)                260                  437
 (Loss) gain  on sale of rental properties and investments                     (432)              1,069                   66
 Provision for possible credit losses                                          (462)             (1,743)              (3,281)
                                                                    ----------------    -----------------    -----------------
    Loss before income taxes                                                                       (414)              (2,778)
                                                                             (4,502)
 Provision for income taxes                                                      55                -                    -
                                                                    ----------------    -----------------    -----------------
    Net loss                                                                                       (414)
                                                                             (4,557)                                  (2,778)
 Less:  Class A Preferred Share dividend                                     (1,341)               -                    -
           Class A Preferred Share dividend requirement                        (130)               -                    -
                                                                    ----------------    -----------------    -----------------
    Net loss allocable to Class A Common Shares                     $                   $                    $
                                                                             (6,028)               (414)              (2,778)
                                                                    ================    =================    =================

 Per share information:
    Net loss per Class A Common Share
      Basic and Diluted                                             $         (0.63)    $         (0.05)     $         (0.30)
                                                                    ================    =================    =================
    Weighted average Class A Common Shares outstanding
      Basic and Diluted                                                   9,527,013           9,157,150            9,157,150
                                                                    ================    =================    =================

See accompanying notes to consolidated financial statements.

                         Capital Trust and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)



                                   Class A                       Class A           Additional Paid-In
                               Preferred Shares               Common Shares                      Unrealized     Accumulated
                           Number         Amount      Number        Amount       Capital        Gain          Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1,           -       $     -        9,157   $   9,157   $    55,098   $       -    $    (36,570)   $    27,685
   1995
Net Loss                        -             -           -           -             -            -          (2,778)        (2,778)
                       -------------------------------------------------------------------------------------------------------------
Balance at                      -             -        9,157       9,157        55,098           -         (39,348)        24,907
   December 31, 1995
Change in unrealized
   gain on                      -             -           -           -             -           (22)         -                 (22)
   available-for-sale
   securities
Net Loss                        -             -           -           -             -            -           (414)          (414)
                       -------------------------------------------------------------------------------------------------------------
Balance at                      -             -        9,157       9,157        55,098         (22)        (39,762)        24,471
   December 31, 1996
Change in unrealized
   gain on                      -             -           -           -             -           409          -                 409
   available-for-sale
   securities
Issuance of preferred           12,268        12,268      -           -         20,602          -             -              32,870
   shares
Issuance of common              -             -        9,000       9,000        82,437          -             -              91,437
   shares
Class A Preferred Share         -             -           -           -             -           -          (1,341)        (1,341)
   dividend
Net loss                        -             -           -           -             -           -          (4,557)        (4,557)
                       =============================================================================================================
Balance at                      12,268   $    12,268   18,157   $  18,157   $   158,137   $     387    $   (45,660)   $   143,289
   December 31, 1997
                       =============================================================================================================

See accompanying notes to consolidated financial statements.


                         Capital Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                                   1997               1996                  1995
                                                                           -------------------   ----------------  ----------------
Cash flows from operating activities:
   Net loss                                                                 $          (4,557)     $        (414)    $     (2,778)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Depreciation and amortization                                                     92                 64              662
         Unrealized gain (loss) on available-for-sale securities                          409             -                -
         Loss (gain) on sale or foreclosure of properties                                 432             (1,069)             (66)
         Provision for credit losses                                                      462              1,743            3,281
   Changes in assets and liabilities net of effects from
      subsidiaries purchased:
         Deposits and other receivables                                                 2,707                (38)             294
         Accrued interest receivable                                                     (818)            -                -
         Prepaid and other assets                                                      (2,988)               (61)            (282)
         Deferred  revenue                                                              1,369             -                -
         Accounts payable and accrued expenses                                          5,857                226              166
         Other liabilities                                                                (64)                (2)              11
                                                                           -------------------   ----------------  ----------------
   Net cash provided by operating activities                                            2,901                449            1,288
                                                                           -------------------   ----------------  ----------------

Cash flows from investing activities:
         Origination and purchase of loans and other investments                     (261,233)            -                -
         Principal collections on loans and other investments                           9,969                 35              850
         Purchases of equipment and leasehold improvements                               (479)            -                -
         Proceeds from sale of rental properties                                        8,153             13,796           -
         Improvements to rental properties                                             -                    (146)            (321)
         Purchases of available-for-sale securities                                    -                 (15,849)          -
         Principal collections on available-for-sale securities                         4,538              1,712           -
         Acquisition of Victor Capital Group, L.P., net of cash acquired               (4,066)            -                -
                                                                           -------------------   ----------------  ----------------
   Net cash (used in) provided by investing activities                               (243,118)              (452)             529
                                                                           -------------------   ----------------  ----------------

Cash flows from financing activities:
         Proceeds from repurchase obligations                                         109,458             -                -
         Termination of repurchase obligations                                        (27,285)            -                -
         Proceeds from credit facility                                                 81,864             -                -
         Repayment of credit facility                                                  (2,000)            -                -
         Proceeds from notes payable                                                    4,001             -                -
         Repayment of notes payable                                                    (4,217)               (77)            (405)
         Dividends paid on  preferred shares                                           (1,341)            -                -
         Net proceeds from issuance of Class A Common Shares                           91,437             -                -
         Net proceeds from issuance of Class A Preferred Shares                        32,870             -                -
                                                                           -------------------   ----------------  ----------------
   Net cash provided by (used in) financing activities                                284,787                (77)            (405)
                                                                           -------------------   ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                                   44,570                (80)           1,412
Cash and cash equivalents at beginning of year                                          4,698              4,778            3,366
                                                                           ===================   ================  ================
Cash and cash equivalents at end of year                                    $          49,268      $       4,698     $      4,778
                                                                           ===================   ================  ================
See accompanying notes to consolidated financial statements.


                         Capital Trust and Subsidiaries
                   Notes to Consolidated Financial Statements

1.  Organization

Capital Trust (the "Company") is a specialty finance company designed to take advantage of high-yielding lending and investment opportunities in commercial real estate and related assets. The Company makes investments in various types of income producing commercial real estate, including senior and junior commercial mortgage loans, preferred equity investments, direct equity investments and subordinate interests in commercial mortgage-backed securities ("CMBS"). The Company also provides real estate investment banking, advisory and asset management services through its wholly owned subsidiary, Victor Capital Group, L.P. ("Victor Capital").

The Company, which was formerly known as California Real Estate Investment Trust, was organized under the laws of the State of California pursuant to a declaration of trust dated September 15, 1966. On December 31, 1996, 76% of the Company's then-outstanding common shares of beneficial interest, $1.00 par value ("Common Shares") were held by the Company's former parent ("Former Parent"). On January 3, 1997, the Former Parent sold its entire 76% ownership interest in the Company (consisting of 6,959,593 Common Shares) to CalREIT Investors Limited Partnership ("CRIL"), an affiliate of Equity Group Investments, Inc. ("EGI") and Samuel Zell, the Company's current chairman of the board of trustees, for an aggregate price of approximately $20.2 million. Prior to the purchase, which was approved by the then-incumbent board of trustees, EGI and Victor Capital, a then privately held company owned by two of the current trustees of the Company, presented to the Company's then-incumbent board of trustees a proposed new business plan in which the Company would cease to be a real estate investment trust ("REIT") and instead become a specialty finance company as discussed above. EGI and Victor Capital also proposed that they provide the Company with a new management team to implement the business plan and invest, through an affiliate, a minimum of $30 million in a new class of preferred shares to be issued by the Company. In connection with the foregoing, the Company subsequently agreed that, concurrently with the consummation of the proposed preferred equity investment, it would acquire for $5 million Victor Capital's real estate investment banking, advisory and asset management businesses, including the services of its experienced management team. See Note 2.

On July 15, 1997, the proposed preferred share investment was consummated and 12,267,658 class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value ("Class A Preferred Shares"), in the Company were sold to Veqtor Finance Company, LLC ("Veqtor"), an affiliate of Samuel Zell and the principals of Victor Capital for an aggregate purchase price of $33.0 million. Concurrently with the foregoing transaction, Veqtor purchased from CRIL the 6,959,593 Common Shares held by it for an aggregate purchase price of approximately $21.3 million (which shares were reclassified on that date as class A common shares of beneficial interest, $1.00 par value ("Class A Common Shares"), in the Company pursuant to the terms of an amended and restated declaration of trust, dated July 15, 1997, adopted on that date (the "Amended and Restated Declaration of Trust")). See Note 11.

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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2.  Acquisition of Victor Capital

On July 15, 1997, the Company consummated the acquisition of the real estate investment banking, advisory and asset management businesses of Victor Capital and certain affiliated entities including the following wholly-owned subsidiaries: VCG Montreal Management, Inc., Victor Asset Management Partners, L.L.C., VP Metropolis Services, L.L.C., and 970 Management, LLC.

Victor Capital provides services to real estate investors, owners, developers and financial institutions in connection with mortgage financings, securitizations, joint ventures, debt and equity investments, mergers and acquisitions, portfolio evaluations, restructurings and disposition programs. Victor Capital's wholly owned subsidiaries provide asset management and advisory services relating to various mortgage pools and real estate properties. In addition, VCG Montreal Management, Inc. holds a nominal interest in a Canadian real estate venture.

The purchase price in the Victor Capital acquisition was $5.0 million, which was paid by the Company with the issuance of non-interest bearing acquisition notes, payable in ten semi-annual equal installments of $500,000. The acquisition notes have been discounted to approximately $3.9 million based on an imputed interest rate of 9.5%. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price of the acquisition in excess of net tangible assets acquired approximated $342,000.

During the period from July 15, 1997 to December 31, 1997, significant advisory income collected as a result of the Company's acquisition of Victor Capital was applied as a reduction of the excess of the acquisition purchase price over net tangible assets acquired and thereby not reflected as revenue.

Had the acquisition occurred on January 1, 1997, pro forma revenues, net loss (after giving effect to the Class A Preferred Share dividend and dividend requirement) and net loss per common share (basic and diluted) would have been:
$11,271,000, $5,347,000 and $0.56, respectively.

3.  Summary of Significant Accounting Policies

Principles of Consolidation

For the years ended December 31, 1996 and 1995, the Company owned commercial rental property in Sacramento, California through a 59% limited partnership interest in Totem Square L.P., a Washington limited partnership ("Totem"), and an indirect 1% general partnership interest in Totem through its wholly-owned subsidiary Cal-REIT Totem Square, Inc. An unrelated party held the remaining 40% interest. This property was sold during the year ended December 31, 1997 and the Totem Square L.P. and Totem Square, Inc. subsidiaries were liquidated and dissolved.

The consolidated financial statements of the Company include the accounts of the Company, Victor Capital and its wholly-owned subsidiaries (included in the consolidated statement of operations since their acquisition on July 15, 1997) and the results from the disposition of its rental property held by Totem, which was sold on March 4, 1997 prior to commencement of the Company's new business plan. See Note 1. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Interest income for the Company's mortgage and other loans and investments is recognized over the life of the investment using the interest method and recognized on the accrual basis.

Fees received in connection with loan commitments, net of direct expenses, are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies, continued

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

Reserve for Possible Credit Losses

The provision for possible credit losses is the charge to income to increase the reserve for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. When it is probable that the Company will be unable to collect all amounts contractually due, the account is considered impaired. Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced for selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the reserve for credit losses.

Cash and Cash Equivalents

The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. At December 31, 1997, cash equivalents of approximately $48.5 million consisted of an investment in a money market fund that invests in Treasury bills. At December 31, 1996, the Company's cash was held in demand deposits with banks with strong credit ratings. Bank balances in excess of federally insured amounts totaled approximately $1.5 million and $4.3 million as of December 31, 1997 and 1996, respectively. The Company has not experienced any losses on demand deposits or money market investments.

Available-for-Sale Securities

Available-for-sale securities are reported on the consolidated balance sheet at fair market value with any corresponding change in value reported as an unrealized gain or loss (if assessed to be temporary), as a component of shareholders' equity, after giving effect to taxes. See Note 5.

Commercial Mortgage-Backed Securities

The Company has the intent and ability to hold its subordinated investment in CMBS until maturity. See Note 7. Consequently, this investment is classified as held to maturity and is carried at amortized cost at December 31, 1997.

Income from CMBS is recognized based on the effective interest method using the anticipated yield over the expected life of the investments. Changes in yield resulting from prepayments are recognized over the remaining life of the investment. The Company recognizes impairment on its CMBS whenever it determines that the impact of expected future credit losses, as currently projected, exceeds the impact of the expected future credit losses as originally projected. Impairment losses are determined by comparing the current fair value of a CMBS to its existing carrying amount, the difference being recognized as a loss in the current period in the consolidated statements of operations. Reduced estimates of credit losses are recognized as an adjustment to yield over the remaining life of the portfolio.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies, continued

Derivative Financial Instruments

The Company uses interest rate swaps to effectively convert fixed rate assets to variable rate assets for proper matching with variable rate liabilities. The differential to be paid or received on these agreements is recognized as an adjustment to the interest income related to the earning asset.

The Company also uses interest rate caps to reduce its exposure to interest rate changes on investments. The Company will receive payments on an interest rate cap should the variable rate for which the cap was purchased exceeds a specified threshold level and will be recorded as an adjustment to the interest income related to the related earning asset.

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

Rental Properties

Prior to December 31, 1996, rental properties were carried at cost, net of accumulated depreciation and a valuation allowance for possible credit losses. At December 31, 1996 all rental properties were classified as held for sale and valued at net estimated sales prices.

Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, are stated at original cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based on the estimated lives of the depreciable assets. Amortization is computed over the remaining terms of the related leases.

Expenditures for maintenance and repairs are charged directly to expense at the time incurred. Expenditures determined to represent additions and betterments are capitalized. Cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of sale or retirement. Any resulting profit or loss is reflected in the consolidated statements of operations.

Sales of Real Estate

The Company complies with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." Accordingly, the recognition of gains are deferred until such transactions have complied with the criteria for full profit recognition under the Statement. The Company has deferred gains of $239,000 at December 31, 1997 and 1996.

Deferred Debt Issuance Costs

The Company capitalizes costs incurred related to the issuance of long-term debt. These costs are deferred and amortized on a straight-line basis over the life of the related debt, which approximates the level-yield method, and recognized as a component of interest expense.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies, continued

Income Taxes

Prior to commencement of full implementation of the current business plan on July 15, 1997, the Company had elected to be taxed as a REIT and, as such, was not taxed on that portion of its taxable income which was distributed to shareholders, provided that at least 95% of its real estate trust taxable income was distributed and that the Company met certain other REIT requirements. At July 15, 1997, the Company did not meet the requirements to continue to be taxed as a REIT and will therefore not be considered a REIT retroactive to January 1, 1997.

Accordingly, the Company has adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 utilizes the liability method for computing tax expenses. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. When evaluating whether a valuation allowance is appropriate, SFAS No. 109 requires a company to consider such factors as previous operating results, future earning potential, tax planning strategies and future reversals of existing temporary differences. The valuation allowance is increased or decreased in future years based on changes in these criteria.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies, continued

Earnings Per Class A Common Share

Earnings per Class A Common Share is presented based on the requirements of Statement of Accounting Standards No. 128 ("SFAS No. 128") which is effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standard for computing earnings per share and makes them comparable with international earnings per share standards. The statement replaces primary earnings per share with basic earnings per share ("Basic EPS") and fully diluted earnings per share with Diluted Earnings per Share ("Diluted EPS"). Basic EPS is computed based on the income applicable to Class A Common Shares (which is net loss reduced by the dividends on Class A Preferred Shares) divided by the weighted-average number of Class A Common Shares outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Common Shares plus dividends on Class A Preferred Shares, divided by the weighted average number of Class A Common Shares and dilutive potential Class A Common Shares that were outstanding during the period. Dilutive potential Class A Common Shares include the convertible Class A Preferred Shares and dilutive Class A Common Share options. At December 31, 1997, the Class A Preferred Share and Class A Common Share options were not considered Class A Common Share equivalents for purposes of calculating Diluted EPS as they were antidilutive. Accordingly, at December 31, 1997, there was no difference between Basic EPS and Diluted EPS or weighted average Class A Common Shares outstanding. The adoption of this accounting standard had no effect on the reported December 31, 1997, 1996 or 1995 earnings per share amounts.

Reclassifications

Certain reclassifications have been made in the presentation of the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

New Accounting Pronouncements

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

In June 1997, the FASB issued Statement No.131, "Disclosure about segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The
Company intends to adopt the requirements of this pronouncement in its consolidated financial statements for the year ended December 31, 1998. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's consolidated financial statement disclosures.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

4.  Interest Rate Risk Management

The Company uses interest rate swaps and interest rate caps to hedge mismatches in interest rate maturities, to reduce the Company's exposure to interest rate fluctuations and to provide more stable spreads between investment yields and the rates on their financing sources. The Company has entered into interest rate swap agreements for notional amounts totaling approximately $42.4 million with financial institution counterparties whereby the Company swapped fixed rate instruments for floating rate instruments based on the London Interbank Offered Rate ("LIBOR"). Amounts arising from the differential are recognized as an adjustment to interest income related to the earning asset. The agreements have an average estimated maturity of August 2004.

The Company purchased an interest rate cap for a notional amount of $18.75 million at a cost of approximately $71,000. The interest rate cap provides for payments to the Company should LIBOR exceed a specified threshold level during the period from November 2003 to November 2007.

The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap and cap agreements, although it does not anticipate such non-performance.

5.  Available-for-Sale Securities

At December 31, 1997, the Company's available-for-sale securities consisted of the following (in thousands):

                                                                                 Gross
                                                                               Unrealized       Estimated
                                                                          ---------------------
                                                                  Cost      Gains     Losses    Fair Value
                                                              -----------------------------------------------
Federal National Mortgage Association, adjustable rate
   interest currently at 7.845%, due April 1, 2024               $ 2,176     $  -      $ (32)    $  2,144
Federal Home Loan Mortgage Association, adjustable rate
    interest currently at 7.916%, due June 1, 2024                   752        -        (10)         742
Federal National Mortgage Association, adjustable rate
   interest currently at 7.362%, due May 1, 2025                     440        -         (9)         431
Federal National Mortgage Association, adjustable rate
   interest currently at 7.965%, due May 1, 2026                   1,860        -        (20)       1,840
Federal National Mortgage Association, adjustable rate
   interest currently at 7.969%, due June 1, 2026                  4,545        29         -        4,574
Norwest Corp. Voting Common Stock, 630 shares                         17         7         -           24
SL Green Realty Corp. Voting Common Stock,
   85,600 shares                                                   1,798       422         -        2,220
                                                              ===============================================
                                                                 $11,588     $ 458     $ (71)    $ 11,975
                                                              ===============================================


                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

5.  Available-for-Sale Securities, continued

At December 31, 1996, the Company's available-for-sale securities consisted of the following (in thousands):

                                                                                 Gross
                                                                               Unrealized       Estimated
                                                                          ---------------------
                                                                  Cost      Gains     Losses    Fair Value
                                                              -----------------------------------------------
Federal National Mortgage Association, adjustable rate
   interest at 7.783% at December 31, 1996, due
   April 1, 2024                                                 $ 2,879     $  -      $ (34)    $  2,845
Federal Home Loan Mortgage Association, adjustable rate
    interest at 7.625% at December 31, 1996, due
   June 1, 2024                                                      967        -        (10)         957
Federal National Mortgage Association, adjustable rate
   interest at 7.292% at December 31, 1996, due May 1, 2025          732        -         (4)         728
Federal National Mortgage Association, adjustable rate
   interest at 6.144% at December 31, 1996, due May 1, 2026        3,260        -         (5)       3,255
Federal National Mortgage Association, adjustable rate
   interest at 6.116% at December 31, 1996, due June 1, 2026       6,299        31         -        6,330
                                                              ===============================================
                                                                 $14,137     $  31     $ (53)    $ 14,115
                                                              ===============================================

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

6.  Rental Properties

At December 31, 1996, the Company's rental property portfolio included a retail and mixed-use property carried at $8,585,000. These properties were sold during 1997.

7.  Loans and Other Investments

The Company currently pursues investment and lending opportunities designed to capitalize on inefficiencies in the real estate capital, mortgage and finance markets. The Company has classified its loans and other investments into the following general categories:

     o Mortgage Loans. The Company originates and funds senior and junior mortgage loans ("Mortgage Loans") to commercial real estate owners and property developers who require interim financing until permanent financing can be obtained. The Company's Mortgage Loans are generally not intended to be permanent in nature, but rather are intended to be of a relatively short-term duration, with extension options as deemed appropriate, and typically require a balloon payment of principal at maturity. The Company may also originate and fund permanent Mortgage Loans in which the Company intends to sell the senior tranche, thereby creating a Mezzanine Loan (as defined below).

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

7.  Loans and Other Investments, continued

     o Mezzanine Loans. The Company originates high-yielding loans that are subordinate to first lien mortgage loans on commercial real estate and are secured either by a second lien mortgage or a pledge of the ownership interests in the borrowing property owner. Alternatively, the Company's mezzanine loans can take the form of a preferred equity investment in the borrower with substantially similar terms (collectively, "Mezzanine Loans"). Generally, the Company's Mezzanine Loans have a longer anticipated duration than its Mortgage Loans and are not intended to serve as transitional mortgage financing.

     o Subordinated Interests. The Company pursues rated and unrated investments in public and private subordinated interests ("Subordinated Interests") in commercial collateralized mortgage obligations ("CMOs" or "CMO Bonds") and other CMBS.

     o Other Mortgage Loans Receivable. This classification includes loans originated during the Company's prior operations as a REIT and other loans and investments not meeting the above criteria.

At December 31, 1997 and 1996, the Company's loans and other investments consisted of the following (in thousands):

                                                      1997               1996
                                               ------------------- -------------
   (1)  Mortgage Loans                           $      124,349      $     -
   (2)  Mezzanine Loans                                  76,373            -
   (3)  Subordinated Interest                            49,490            -
   (4)  Other mortgage loans receivable                   2,062           1,576
                                               ------------------- -------------
                                                        252,274           1,576
   Less:  reserve for possible credit losses               (462)           -
                                               =================== =============
   Total loans and other investments             $      251,812      $    1,576
                                               =================== =============

There were no charges against the reserve for possible credit losses in 1997.

At December 31, 1997, $189.9 million of the aforementioned loans and other investments bear interest at floating rates ranging from LIBOR plus 375 basis points to LIBOR plus 600 basis points. The remaining $62.4 million of loans and other investments were financed at fixed rates ranging from 8.50% to 12.00%. At December 31, 1997, the average earning rate in effect, before giving effect to interest rate swaps (See Note 4) but including amortization of fees and premiums, was 10.95%.

(1) The Company has five Mortgage Loans in its portfolio as described below:

     (A) On August 4, 1997, the Company originated, and funded in part, a $35.0 million commitment for a subordinated mortgage loan for improvements to a mixed-use property in Chicago, Illinois. The loan is subordinate to senior indebtedness and is secured by the mixed-use property and two mortgage notes aggregating $9.6 million on nearby development sites. The loan has a two-year initial term with a one-year extension option available to the borrower, subject to certain conditions, and is payable upon the sale of the property unless the Company approves the assumption of the debt by an institutional investor. On August 4, 1997, the Company funded $19.0 million against the aforementioned commitment and, subsequently, on August 19, 1997, the Company entered into a participation agreement with a third party (the "Participant") pursuant to which the Company assigned a 42.9% (or $15.0 million) interest in the loan. In connection with the participation agreement, the Participant paid to the Company approximately $8.2 million or 42.9% of the $19.0 million previously funded by the Company. During the period to December 31, 1997, the Company and the Participant funded additional amounts aggregating $4.3 million, of which $1.8 million was funded by the Participant.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

7.    Loans and Other Investments, continued

         On December 31, 1997, the Company reacquired two-thirds (or $10.0 million) of the $15.0 million participation previously assigned to a third party on August 19, 1997 at par or $6.6 million.

         Through December 31, 1997, the Company's portion of the funding provided under the mortgage loan aggregated $19.9 million and the Company's remaining share of the commitment amounts to $10.1 million.

     (B) On November 7, 1997, the Company originated and funded a $50.3 million second mortgage loan on an office building in New York City. Simultaneous with the loan funding, the Company entered into a pari passu participation agreement to which it sold a 50% (or $25.1 million) participation interest in the loan to EOP Operating Limited Partnership, whose general partner is Equity Office Properties Trust, an affiliate of the Company. The loan is subordinate to senior indebtedness and is further secured by various additional collateral owned by a principal of the borrower as well as a limited personal guarantee of a principal of the borrower. Collection under the personal guarantee and the other collateral is limited to $10.0 million. The loan has a two-year initial term with a one-year extension option available to the borrower and bears interest at a specified rate over LIBOR, which such rate increases during the extension period. Under certain circumstances, the borrower may defer a portion of the interest accrued on the loan during the initial two-year term subject to a specified minimum rate. The loan is interest only during the initial two-year term with excess cash flow after determined reserves being applied to amortization during the extension term.

         On December 30, 1997, the Company reacquired $20.1 million of the $25.1 million participation previously assigned to EOP Operating Limited Partnership on November 7, 1997 at par. At December 31, 1997, the Company's share of the second mortgage loan aggregated $45.3 million.

         The following is a summary of the financial information for the year ended December 31, 1997 of the aforementioned property related to the Company's mortgage loan:

         Revenues (primarily rent)                               $ 33,237,000
         Expenses (primarily utilities, operating and taxes)       10,162,000

     (C) On December 17, 1997, the Company funded a $6.0 million first mortgage acquisition loan secured by a first mortgage on an office building and movie theatre in St. Louis, Missouri. The loan is further secured by a pledge of all the partnership interests in the borrower. The loan is for one year and bears interest at a fixed rate. The loan is non-amortizing and features a conversion option which gives the borrower the option of converting the loan into a long-term, fixed rate mortgage, subject to certain covenants.

     (D) On December 18, 1997, the Company originated, and funded in part, a $6.0 million subordinated participation in a $20.5 million first mortgage acquisition loan on a retail/office building in Boston, Massachusetts. The Company funded $4.5 million of its participation at the closing and the other participant has fully funded its commitment. Additional fundings will be made for approved costs incurred in conjunction with leases executed in accordance with pre-determined guidelines. The entire loan is secured by a first mortgage on the building and a pledge of the ownership interests in the borrower. The loan has a term of two years and bears interest at a specified rate above LIBOR. The loan is non-amortizing, and provides for a conversion option that gives the borrower the option of converting the loan into a long-term, fixed rate mortgage, subject to certain covenants.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

7.  Loans and Other Investments, continued

     (E) On December 23, 1997, the Company purchased a $62.6 million mortgage loan obligation from a financial institution at a premium of approximately $1.4 million. The loan is secured by a first mortgage on an office and retail property in New York City. With the acquisition of the mortgage loan obligation, the Company acquired an existing loan of approximately $47.3 million and assumed an obligation to make additional advances of approximately $15.3 million. The loan, which matures in January 2001, bears interest at a fixed rate over LIBOR for its term. Prepayment of the loan is permitted during the entire term, but is subject to a prepayment penalty during the first two years. There is no prepayment penalty during the final year of the loan. A specified fee is due from the borrower to the Company upon satisfaction of the loan.

         The following is a summary of the financial information for the year ended December 31, 1997 of the aforementioned property related to the Company's mortgage loan:

         Revenues (primarily rent)                                $ 7,396,000
         Expenses (primarily utilities, operating and taxes)        5,802,000

(2) The Company has entered into five Mezzanine Loans as detailed below:

     (A) On September 19, 1997 the Company completed a fixed rate investment in the form of a $15.0 million portion of a ten year $80.0 million mezzanine loan secured by a pledge of the ownership interests in the entities that own an office building in New York City. Additionally, the investment is secured by a full payment guarantee by the principal owner of the property owning entities, in the event of certain circumstances, including bankruptcy. The investment was purchased at a premium for approximately $15.6 million. In the event that excess cash flow available, as defined, is insufficient to pay the loan's interest currently, up to 2% can be accrued and added to principal. Scheduled maturity of the Note is April 2007, with prepayment prohibited for the first five years but permitted during the following four years with yield maintenance. The loan is fully prepayable with no premium or penalty in the tenth year.

     (B) On October 31, 1997 the Company completed a five year, fixed rate investment in the form of a $10.0 million second mortgage loan secured by a mortgage on the interests of a 64% tenancy-in-common interest in an office building in New York City. Additionally, the loan is further secured by a pledge by 100% of the membership interests in the borrower. The loan is non-amortizing and may be prepaid with yield maintenance at any time. The borrower established an interest reserve at closing.

     (C) On December 5, 1997, the Company originated a $3.0 million second mortgage loan on an assisted living facility in Great Neck, New York. The fixed rate loan has a term of five years and is secured by a second mortgage on the property and limited personal guarantees of the principals of the borrower, which decrease as the occupancy of the property increases. Amortization is dependent on excess cash flow being generated. A fee is due from the borrower to the Company upon satisfaction of the loan that will provide the Company with a stated internal rate of return, which increases over the term of the loan.

     (D) On December 29, 1997, the Company purchased a $25.0 million fixed rate mezzanine loan, which matures in September 2007, for $25.8 million. The loan is secured by a pledge of the ownership interests in the entities that own the office and retail property in New York City. The loan is further secured by a full payment guaranty by the principals that own the property in the event of certain occurrences, including bankruptcy. Prepayment of the loan is permitted during the entire loan period subject to yield maintenance during the first six years of the loan and without prepayment premium or penalty for the remainder of the loan term.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

7.  Loans and Other Investments, continued

     (E) On December 31, 1997, the Company completed a $22.0 million preferred equity interest investment in an office/retail property in Santa Monica, California. The preferred equity interest has a remaining term of 34 months and pays dividends at a specified rate over LIBOR until redemption. Early redemption of the preferred equity interest is not permitted during the first four months following the closing of the acquisition transaction. The preferred equity interest is subject to early redemption penalties for the period from the fifth through the twenty-second months of the Company's ownership and is not subject to any penalties during the last year proceeding the mandatory redemption date.

(3) On June 30, 1997 the Company completed an investment in a junior, subordinated class of CMBS. The CMBS investment consists of securities with a face value of $49.6 million purchased at a discount for $49.2 million plus accrued fees. The investment was originally collateralized by twenty short-term commercial notes receivable with original maturities ranging from two to three years.

     In addition, the Company was named "special servicer" for the entire $413 million loan portfolio in which capacity the Company will earn fee income for management of the collection process should any of the loans become non-performing. At December 31, 1997, no fees relating to the special servicing arrangement were earned.


 (4) The other mortgage loan receivables are collateralized by real estate properties in California and Arizona that arose from the sale of real estate. These mortgage loans receivable mature at varying dates between February 11, 1999 and March 31, 2012.

8.  Equipment and Leasehold Improvements

At December 31, 1997 and 1996, equipment and leasehold improvements, net, are summarized as follows (in thousands):



                                        Period of
                                     Depreciation or
                                       Amortization              1997               1996
                                   -----------------------   --------------    ----------------

   Office equipment                   3 to 7 years               $   307           $    80
   Leasehold improvements             Term of leases                 143               -
                                                             --------------    ----------------
                                                                     450                80
   Less:  accumulated depreciation                                   (93)              (29)
                                                              ==============    ================
                                                                  $  357           $    51
                                                              ==============    ================

Depreciation and amortization expense on equipment and leasehold improvements totaled $64,000, $19,000 and $10,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Equipment and leasehold improvements are included in prepaid and other assets in the consolidated balance sheets.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

9.  Notes Payable

At December 31, 1997, the Company has notes payable aggregating $5.0 million.

In connection with the acquisition of Victor Capital and affiliated entities, the Company issued $5.0 million of non-interest bearing unsecured notes ("Acquisition Notes") to the sellers, payable in ten semi-annual payments of $500,000. The Acquisition Notes have been discounted to $3.9 million based on an imputed interest rate of 9.5%. At December 31, 1997, the net present value of the Acquisition Notes (including interest payable) amounted to approximately $4.1 million.

The Company is also indebted under a note payable due to a life insurance company. This note is secured by the property that was sold in 1997. The note bears interest at 9.50% per annum with principal and interest payable monthly until August 7, 2017 when the entire unpaid principal balance and any unpaid interest is due. The life insurance company has the right to call the entire note due and payable upon ninety days prior written notice. At December 31, 1997, the balance of the note payable amounted to approximately $859,000.

As of December 31, 1996, the Company had long-term notes payable of $5,169,000, most of which were collateralized by deeds of trust on rental properties with an aggregate book value of $8,585,000. These notes were due in installments to the year 2014 and had interest rates ranging from 8% to 10.75%. Except for the note payable described in the preceding paragraph, these notes were repaid during 1997.

10.  Long-Term Debt

Credit Facility

Effective September 30, 1997, the Company entered into a credit agreement with a commercial lender that provides for a three-year $150 million line of credit (the "Credit Facility"). The Credit Facility provides for advances to fund lender-approved loans and investments made by the Company ("Funded Portfolio Assets").

The obligations of the Company under the Credit Facility are secured by pledges of the Funded Portfolio Assets acquired with advances under the Credit Facility. Borrowings under the Credit Facility bear interest at specified rates over LIBOR (averaging approximately 8.2% for the borrowing outstanding at December 31, 1997) which rates may fluctuate based upon the credit quality of the Funded Portfolio Assets. The Company incurred an initial commitment fee upon the signing of the credit agreement and is obligated to pay an additional commitment fee when the total borrowing under the Credit Facility exceeds $75 million. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The Credit Facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the Credit Facility. The Credit Facility contains customary representations and warranties, covenants and conditions and events of default. The Credit Facility also contains a covenant obligating the Company to avoid undergoing an ownership change that results in Craig M. Hatkoff, John R. Klopp or Samuel Zell no longer retaining their senior offices and trusteeships with the Company and practical control of the Company's business and operations.

On December 31, 1997, the unused Credit Facility amounted to $70.1 million.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

10.  Long-Term Debt, continued

Repurchase Obligations

The Company has entered into four repurchase agreements.

Three of the repurchase agreements arose in connection with the purchase of a mezzanine loan, the CMBS investment and the preferred equity investment described in Note 7. At December 31, 1997, the Company has sold such assets totaling $97.3 million and has a liability to repurchase these assets for $72.7 million. The liability balance of $72.7 million bears interest at specified rates over LIBOR (weighted average of 6.75% at December 31, 1997), and generally have a one year term with extensions available by mutual consent. These agreements mature in late December 1998.

The Company also has entered into a repurchase agreement in conjunction with the financing of all of its FNMA and FHLMC securities. At December 31, 1997, the Company has sold such securities with a book value totaling $9.8 million (market value $9.7 million) and has a liability to repurchase these assets for $9.5 million. The liability balance of $9.5 million bears interest at 6.40%, and matures on January 29, 1998.


11.  Shareholders' Equity

Authorized Capital

Pursuant to the Company's Amended and Restated Declaration of Trust, all of the Company's previously issued common shares of beneficial interest, $1.00 par value, were reclassified as Class A Common Shares on July 15, 1997. The total number of authorized capital shares of the Company is unlimited and currently consists of (i) Class A Preferred Shares, (ii) class B 9.5% cumulative convertible non-voting preferred shares of beneficial interest, $1.00 par value, in the Company ("Class B Preferred Shares"), (iii) Class A Common Shares, and
(iv) class B common shares of beneficial interest, $1.00 par value, in the Company ("Class B Common Shares"). As of December 31, 1997, there were 12,267,658 Class A Preferred Shares issued and outstanding, no Class B Preferred Shares issued and outstanding, 18,157,150 Class A Common Shares issued and outstanding and no Class B Common Shares issued and outstanding. The board of trustees is authorized, with certain exceptions, to provide for the issuance of additional preferred shares of beneficial interest in one or more classes or series.

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

The Company is restricted from declaring or paying any dividends on its Class A Common Shares or Class B Common Shares unless all accrued and unpaid dividends with respect to the Class A Preferred Shares have been paid in full.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

11.  Shareholders' Equity, continued

Preferred Shares

In connection with the adoption of the Amended and Restated Designation of Trust, the Company created two classes of preferred shares, the Class A Preferred Shares and the Class B Preferred Shares (collectively, the "Preferred Shares"). Each class of Preferred Shares consists of 12,639,405 authorized shares, as specified in the certificate of designation, preferences and rights with respect thereto adopted on July 15, 1997 (the "Certificate of
Designation"). On July 15, 1997, Veqtor purchased from the Company 12,267,658 Class A Preferred Shares for an aggregate purchase price of approximately $33 million.

Except as described herein or as required by law, both classes of Preferred Shares are identical and entitled to the same dividend, liquidation and other rights as provided in the Certificate of Designation and the Restated Declaration. The Class A Preferred Shares are entitled to vote together with the holders of the Class A Common Shares as a single class on all matters submitted to a vote of shareholders. Each Class A Preferred Share entitles the holder thereof to a number of votes per share equal to the number of Class A Common Shares into which such Class A Preferred Share is then convertible. Except as described herein, the Class B Preferred Shares do not have voting rights and are not counted in determining the presence of a quorum for the transaction of business at a shareholders' meeting. The affirmative vote of the shareholders of a majority of the outstanding Preferred Shares, voting together as a separate single class, except in certain circumstances, have the right to approve any merger, consolidation or transfer of all or substantially all of the assets of the Company. Holders of the Preferred Shares are entitled to receive, when and as declared by the board of trustees, cash dividends per share at the rate of 9.5% per annum on a per share price of $2.69. Such dividends shall accrue (whether or not declared) and, to the extent not paid for any dividend period, will be cumulative. Dividends on the Preferred Shares are payable, when and as declared, semi-annually, in arrears, on December 26 and June 25 of each year commencing December 26, 1997.

Each Class A Preferred Share is convertible at the option of the holder thereof into an equal number of Class B Preferred Shares, or into a number of Class A Common Shares equal to the ratio of (x) $2.69 plus an amount equal to all dividends per share accrued and unpaid thereon as of the date of such conversion to (y) the Conversion Price in effect as of the date of such conversion. Each Class B Preferred Share is convertible at the option of the holder thereof, subject to certain conditions, into an equal number of Class A Preferred Shares or into a number of Class B Common Shares equal to the ratio of (x) $2.69 plus an amount equal to all dividends per share accrued and unpaid thereon as of the date of such conversion to (y) the Conversion Price in effect as of the date of such conversion. The Conversion Price as of December 31, 1997 is $2.69.

12.  General and Administrative Expenses

General and administrative expenses for the years ended December 31, 1997, 1996 and 1995 consist of (in thousands):

                                               1997                   1996                   1995
                                      ------------------     ------------------     ------------------
   Salaries and Benefits                $     5,035            $      -               $        19
   Professional services                      2,311                    295                    212
   Other                                      2,117                  1,208                    702
                                      ==================     ==================     ==================
   Total                                $     9,463            $     1,503            $       933
                                      ==================     ==================     ==================


                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

13.  Income Taxes

The Company and its subsidiaries will elect to file a consolidated federal income tax return for the year ending December 31, 1997. The provision for income taxes for the year ended December 31, 1997 is comprised of the following:

Current
   Federal                                                -
   State                                                  -
   Local                                                  55
Deferred
   Federal                                                -
   State                                                  -
   Local                                                  -
                                                   ==============
Provision for income taxes                             $  55
                                                   ==============

The Company has federal net operating loss carryforwards ("NOLs") as of December 31, 1997 of approximately $20.2 million. Such NOLs expire through 2012. The Company also had a federal capital loss carryover of approximately $1.6 million that can be used to offset future capital gains. Due to CRIL's purchase of 6,959,593 Class A Common Shares from the Company's Former Parent in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.5 million annually. Any unused portion of such annual limitation can be carried forward to future periods.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for the year ended December 31, 1997 is as follows (in thousands):

   Federal income tax at statutory rate (34%)                                   $ (1,531)      (34.0)%
   State and local taxes, net of federal tax benefit                                  36         0.1 %
   Tax benefit of net operating loss not currently recognized                      1,536        34.0 %
   Other                                                                              14         0.0 %
                                                                            ==============================
                                                                                $     55         0.1 %
                                                                            ==============================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the net deferred tax assets recorded under SFAS No. 109 as of December 31, 1997 is as follows (in thousands):

   Net operating loss carryforward                                 $    9,090
   Reserves on other assets and for possible credit losses              3,326
   Deferred revenue                                                       616
   Reserve for uncollectible accounts                                     208
                                                                 --------------
   Deferred tax assets                                             $   13,240
   Valuation allowance                                                (13,240)
                                                                 --------------
                                                                   $     -
                                                                 ==============

The Company recorded a valuation allowance to fully reserve its net deferred assets. Under SFAS No. 109, this valuation allowance will be adjusted in future years, as appropriate. However, the timing and extent of such future adjustments can not presently be determined.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

14.  Employee Benefit Plans

1997 Long-Term Incentive Share Plan

On May 23, 1997, the board of trustees adopted the 1997 Long-Term Incentive Plan (the "Incentive Share Plan"), which became effective upon shareholder approval on July 15, 1997 at the 1997 annual meeting of shareholders (the "1997 Annual Meeting"). The Incentive Share Plan permits the grant of nonqualified share option ("NQSO"), incentive share option ("ISO"), restricted share, share appreciation right ("SAR"), performance unit, performance share and share unit awards. The Company has reserved an aggregate of 2,000,000 Class A Common Shares for issuance pursuant to awards under the Incentive Share Plan and the Trustee Share Plan (as defined below). The maximum number of shares that may be subject of awards to any employee during the term of the plan may not exceed 500,000 shares and the maximum amount payable in cash to any employee with respect to any performance period pursuant to any performance unit or performance share award is $1.0 million. Through December 31, 1997, the Company had outstanding ISOs and NQSOs (the "Grants") pursuant to the Incentive Share Plan to purchase an aggregate of 607,000 Class A Common Shares with an exercise price of $6.00 per share (the closing Class A Common Share price on the date of the grant). None of the options are exercisable at December 31, 1997 and they have a remaining contractual life of 9-1/2 years.

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

Restricted shares may be granted under the Incentive Share Plan with performance goals and periods of restriction as the board of trustees may designate. The performance goals may be based on the attainment of certain objective and/or subjective measures. The Incentive Share Plan also authorizes the grant of share units at any time and from time to time on such terms as shall be determined by the board of trustees or administering compensation committee. Share units shall be payable in Class A Common Shares upon the occurrence of certain trigger events. The terms and conditions of the trigger events may vary by share unit award, by the participant, or both.

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued by the FASB in October 1995. SFAS No. 123 encourages the adoption of a new fair-value based accounting method for employee stock-based compensation plans. SFAS No. 123 also permits companies to continue accounting for stock-based compensation plans as prescribed by APB Opinion No. 25. However, companies electing to continue accounting for stock-based compensation plans under the APB Opinion No. 25, must make pro forma disclosures as if the company adopted the cost recognition requirements under SFAS No. 123. The Company has continued to account for stock-based compensation under the APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the Incentive Share Plan or the Trustee Share Plan in the accompanying consolidated statement of operations as the exercise price of the share options granted thereunder equaled the market price of the underlying shares on the date of the Grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, respectively: (1) dividend yield of zero;
(2) expected volatility of 40%; (3) risk-free interest rate of 5.71% and (4) an expected life of five years. The weighted average fair value of each share option granted during the year ended December 31, 1997 was $2.63.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

14.  Employee Benefit Plans, continued

estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the year ended December 31, 1997, pro forma net loss, after giving effect to the Class A Preferred Share dividend requirement, and basic and diluted loss per share, after giving effect to the fair value of the grants would be $6.2 million and $0.65, respectively.

The pro forma information presented above is not representative of the effect share options will have on pro forma net income or earnings per share for future years.

1997 Non-Employee Trustee Share Plan

On May 23, 1997, the board of trustees adopted the 1997 Non-Employee Trustee Share Plan (the "Trustee Share Plan"), which became effective upon shareholder approval on July 15, 1997 at the 1997 Annual Meeting. The Trustee Share Plan permits the grant of NQSO, restricted shares, SAR, performance unit, share and share unit awards. The Company has reserved an aggregate of 2,000,000 Class A Common Shares for issuance pursuant to awards under the Trustee Share Plan and the Incentive Share Plan. Through December 31, 1997, the Company issued to each of two trustees pursuant to the Trustee Share Plan NQSOs to purchase 25,000 Class A Common Shares with an exercise price of $6.00 per share (the closing Class A Common Share price on the date of grant).

The board of trustees shall determine the purchase price per Class A Common Share covered by a NQSO granted under the Trustee Share Plan. Payment of a NQSO may be made with cash, with previously owned Class A Common Shares, by foregoing compensation in accordance with board rules or by a combination of these. SARs may be granted under the plan in lieu of NQSOS, in addition to NQSOS, independent of NQSOs or as a combination of the foregoing. A holder of a SAR is entitled upon exercise to receive Class A Common Shares, or cash or a combination of both, as the board of trustees may determine, equal in value on the date of exercise to the amount by which the fair market value of one Class A Common Share on the date of exercise exceeds the exercise price fixed by the board on the date of grant (which price shall not be less than 100% of the market price of a Class A Common Share on the date of grant) multiplied by the number of shares in respect of which the SARs are exercised.

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

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


15.  Fair Values of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class financial instruments for which it is practicable to estimate that value:

   Cash and cash equivalents: The carrying amount of cash on hand and money market funds is considered to be a reasonable estimate of fair value.

   Available-for-sale securities: The fair value was determined based upon the market value of the securities.

   Investing and lending transactions, net: The fair values were estimated by using current institutional purchaser yield requirements. The fair value of the investing and lending transactions totaled $252.7 million at December 31, 1997.

   Interest rate swap agreement: The fair value was estimated based upon the amount at which similar financial instruments would be valued. At December 31, 1997, the fair value of the interest rate swaps approximated ($874,000).

   Interest rate cap agreement: The fair value was estimated based upon the amount at which similar financial instruments would be valued. At December 31, 1997, the fair value of the interest rate cap approximated $70,000.

   Credit Facility: The Credit Facility was entered into effective September 30, 1997 at floating rates of interest, and therefore, the carrying value is a reasonable estimate of fair value.

   Repurchase obligation: The repurchase obligations bear interest at a floating rate and the book value is a reasonable estimate of fair value.

The notes included above reflect fair values where appropriate for the financial instruments of the Company, utilizing the assumptions and methodologies as defined.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

16.  Supplemental Schedule of Non-Cash and Financing Activities

The following is a summary of the significant non-cash investing and financing activities during the year ended December 31, 1997:

Stock received as partial compensation for advisory services          $  1,798

In connection with the sale of properties and notes receivable, the Company entered into various non-cash transactions as follows during the year ended December 31, 1997 (in thousands):

Sales price less selling costs                           $    8,396
Amount due from buyer                                        (1,090)
                                                       ----------------
Net cash received                                        $    7,306
                                                       ================

Interest paid on the Company's outstanding debt for 1997, 1996 and 1995 was $1,877,000, $550,000 and $730,000, respectively.

17.  Transactions with Related Parties

The Company entered into a consulting agreement, dated as of July 15, 1997, with a trustee of the Company. The consulting agreement has a term of one year. Pursuant to the agreement, the Trustee provides consulting services for the Company including strategic planning, identifying and negotiating mergers, acquisitions, joint ventures and strategic alliances, and advising as to capital structure matters. During the year ended December 31, 1997 the Company has incurred an expense of $300,000 in connection with this agreement.

The Company pays EGI, an affiliate under common control of the Chairman of the board of trustees, for certain corporate services provided to the Company. These services include consulting on legal matters, tax matters, risk management, investor relations and investment banking. During the year ended December 31, 1997, the Company has incurred $134,000 of expenses in connection with these services.

During 1996 and 1995, the Company shared certain personnel and other costs with Former Parent. The Company reimbursed Former Parent pursuant to a cost allocation agreement based on each Company's respective asset values (real property and notes receivable) that was subject to annual negotiation. During 1996 and 1995, reimbursable costs charged to the Company by Former Owner approximated $258,000 and $435,000, respectively. The 1995 amount was partially offset against $202,000 (net of valuation allowances of $141,000) which was recorded as due from Former Parent at December 31, 1994.

At December 31, 1996, the Company owed $31,000 to the Former Parent pursuant to the cost allocation agreement. The cost allocation agreement between the Company and the Former Parent was terminated on January 7, 1997. At December 31, 1997, the Company had no amounts due to the Former Parent pursuant to the cost allocation arrangement.

During the year ended December 31, 1997, the Company, through two of its acquired subsidiaries, earned asset management fees pursuant to agreements with entities in which two of the executive officers and trustees of the Company have an equity interest and serve as officers, members or as a general partner thereof. During the year ended December 31, 1997, the Company earned $327,000 from such agreements, which has been included in the consolidated statement of operations.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

18.  Commitments and Contingencies

Leases

The Company leases premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 1997 are as follows (in thousands):

Years ending December 31:
   1998                                                $    508
   1999                                                     515
   2000                                                     197
   2001                                                      23
   2002                                                      23
                                                    ===============
                                                       $  1,266
                                                    ===============

Rent expense for office space and equipment amounted to $310,000, $40,000 and $30,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Litigation

In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the company.

Employment Agreements

The Company has employment agreements with three of its executive officers.

The employment agreements with two of the executive officers provide for five-year terms of employment commencing as of July 15, 1997. Such agreements contain extension options that extend such agreements automatically unless terminated by notice, as defined, by either party. The employment agreements provide for base annual salaries of $500,000, which will be increased each calendar year to reflect increases in the cost of living and will otherwise be subject to increase in the discretion of the board of trustees. Such executive officers are also entitled to annual incentive cash bonuses to be determined by the board of trustees based on individual performance and the profitability of the Company and are participants in the Incentive Share Plan and other employee benefit plans of the Company.

The employment agreement with another executive officer provides for a two-year employment term. Such agreement contains extension options that extend the agreement automatically unless terminated by notice by either party. The employment agreement provides for base annual salary of $300,000, annual bonuses, as specified, at the end of 1997 and 1998, and participation in the Incentive Share Plan and other employee benefit plans of the Company. Such executive officer is also entitled to an annual incentive cash bonus to be determined by the board of trustees based on individual performance and the profitability of the Company.

                        Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


19.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1997, 1996 and 1995:


                                                 March 31        June 30       September 30    December 31
                                              --------------- --------------- --------------- ---------------
1997
     Revenues                                    $     613       $     371       $   2,729       $   4,737
     Net income (loss)                           $    (508)      $    (352)      $  (1,593)      $  (2,104)
     Class A Preferred Share dividends and
       dividend requirement                      $      -        $      -        $     679       $     792
     Net income (loss) per Class A
       Common Share                              $   (0.06)      $   (0.04)      $   (0.25)      $   (0.27)


1996
     Revenues                                    $     871       $     780       $     771       $     733
     Net income (loss)                           $     440       $    (213)      $    (514)      $    (127)
     Net income (loss) per share                 $    0.05       $   (0.02)      $   (0.06)      $   (0.02)


1995
     Revenues                                    $     879       $     836       $     942       $     878
     Net income (loss)                           $     242       $      44       $     100       $  (3,164)
     Net income (loss) per share                 $    0.03       $    0.00       $    0.01       $   (0.34)




The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."