Form 10-K/A
period 1997-12-31
CAPITAL TRUST
filed 1998-04-30
CIK 16387

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

Commission File Number 1-8063
                       ------
                                  Capital Trust
                                  -------------
             (Exact name of registrant as specified in its charter)

            California                                          94-6181186
            ----------                                          ----------
  (State or other jurisdiction of                             (I.R.S. Employer
       incorporation or organization)                        Identification No.)

605 Third Avenue, 26th Floor, New York, NY                       10016
------------------------------------------                       -----
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (212) 655-0220
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
    Title of Each Class                                    on Which Registered
    -------------------                                   ---------------------
Class A Common Shares of Beneficial Interest,           New York Stock Exchange
$1.00 par value ("Class A Common Shares")                Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                                   Yes  /X/           No  /__/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

709766.3

                                  MARKET VALUE

         Based on the closing sales price of $11.31 per share, the aggregate market value of the outstanding Class A Common Shares held by non-affiliates of the registrant as of April 29, 1998 was $126,619,095.

                               OUTSTANDING SHARES

         As of April 29, 1998 there were 18,229,650 outstanding Class A Common Shares. The Class A Common Shares are listed on the New York and Pacific Stock Exchanges (trading symbol "CT"). Trading is reported in many newspapers as "CapitalTr".

709766.3

                                  CAPITAL TRUST

                                    PART III

Item 10.  Trustees and Executive Officers of the Registrant...................1
Item 11.  Executive Compensation..............................................5
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....10
Item 13.  Certain Relationships and Related Transactions.....................14


Signatures...................................................................17


709766.3
                                       -i-

         Capital Trust (the "Company") hereby amends the following items of Part III of its Form 10-K Annual Report for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on February 26, 1998.

                                    PART III


ITEM 10.          Trustees and Executive Officers of the Registrant

         The name, age as of April 30, 1998, and existing positions with the Company of the trustees and executive and senior officers of the Company are as follows:

                 Name                    Age   Office or Position Held
                 ----                    ---   -----------------------
Samuel Zell...........................   56    Chairman of the Board of Trustees
Jeffrey A. Altman.....................   31    Trustee
Martin L. Edelman.....................   56    Trustee
Carol J. Eglow........................   37    Managing Director
Jeremy FitzGerald.....................   34    Managing Director
Gary R. Garrabrant....................   40    Trustee
Craig M. Hatkoff......................   44    Trustee, Vice Chairman and Chairman of the Executive
                                               Committee
Marc Holliday.........................   31    Managing Director
John R. Klopp.........................   44    Trustee, Vice Chairman and Chief Executive Officer
Donald J. Meyer.......................   47    Managing Director and Chief Investment Officer
Sheli Z. Rosenberg....................   56    Trustee
Lynne B. Sagalyn......................   50    Trustee
Edward L. Shugrue III.................   32    Managing Director, Chief Financial Officer and Assistant
                                               Secretary

         The name, principal occupation for the last five years, selected biographical information and the period of service as a trustee or officer of the Company of each of the trustees and executive and senior officers are set forth below.

Trustees

         Samuel Zell has been Chairman of the Board of Trustees since July 15, 1997. Mr. Zell is chairman of the board of directors of Equity Group Investments, Inc. ("EGI"), American Classic Voyages Co., an owner and operator of cruise lines ("American Classic"), Anixter International Inc., a provider of integrated network and cabling systems ("Anixter"), Manufactured Home Communities, Inc., a REIT

709766.3
specializing in the ownership and management of manufactured home communities ("MHC"), and Jacor Communications, Inc. an owner of radio stations ("Jacor"). He is chairman of the board of trustees of Equity Residential Properties Trust, a REIT specializing in the ownership and management of multi-family housing, and of Equity Office Properties Trust, a REIT specializing in the ownership and management of office buildings. Mr. Zell is also a director of Fred Meyer, Inc., an owner and operator of supermarkets and discount stores, Chart House Enterprises, Inc., an owner and operator of restaurants, Ramco Energy PLC, an independent oil company based in the United Kingdom, and TeleTech Holdings, Inc., a provider of telephone and computer based customer care solutions.

         Jeffrey A. Altman has been a trustee of the Company since November 4, 1997. Since November 1996, Mr. Altman has been a senior vice president of Franklin Mutual Advisers, Inc., formerly Heine Securities Corporation, a registered investment adviser ("FMA"), and a vice president of Franklin Mutual Series Fund Inc., a mutual fund with assets in excess of $25 billion, advised by FMA. From August 1988 to October 1996, Mr. Altman was an analyst with FMA. Mr. Altman is also the chairman of the board of trustees of Value Property Trust, a self-administered REIT engaged in the business of managing its portfolio of real estate investments, and a director of Resurgence Properties Inc., a company engaged in diversified real estate activities.

         Martin L. Edelman has been a trustee of the Company since February 4, 1997. Mr. Edelman has been a director of Chartwell Leisure Inc., a publicly traded owner and operator of hotel properties ("Chartwell"), since November 1994 and has been president of Chartwell since January 1996. He has also been a director of Cendant Corporation and a member of that corporation's executive committee since November 1993. Mr. Edelman has been of counsel to Battle Fowler LLP, a New York City law firm that provides services to the Company, since January 1994 and was a partner with that firm from 1972 through 1993. Mr. Edelman also serves as a director of Avis Rent a Car, Inc. and G. Soros Realty, Inc.

         Gary R. Garrabrant has been a trustee of the Company since January 2, 1997. Mr. Garrabrant was the vice chairman of the Company from February 1997 until July 15, 1997. Mr. Garrabrant is executive vice president of EGI and managing partner of EGI Capital Markets, L.L.C. He joined EGI as senior vice president in January 1996. Previously, Mr. Garrabrant was director of Sentinel Securities Corporation and co-founded Genesis Realty Capital Management in 1994, both of which were based in New York and specialized in real estate securities investment management. From 1989 to 1994, he was associated with The Bankers Trust Company. Mr. Garrabrant is a director of Meritage Hospitality Group Inc.

         Craig M. Hatkoff has been a trustee and a vice chairman of the Company since July 15, 1997. Mr. Hatkoff is a founder and has been a managing partner of Victor Capital Group, L.P. ("Victor Capital") since 1989. Mr. Hatkoff was a managing director and co-head of Chemical Realty Corporation, the real estate investment banking arm of Chemical Banking Corporation, from 1982 until 1989. From 1978 to 1982, Mr. Hatkoff was the head of new product development in Chemical Bank's Real Estate Division, where he previously served as a loan officer.

         John R. Klopp has been a trustee of the Company since January 2, 1997, the chief executive officer of the Company since February 1997 and a vice chairman of the Company since July 15, 1997. Mr. Klopp is a founder and has been a managing partner of Victor Capital since 1989. Mr. Klopp was a managing director and co-head of Chemical Realty Corporation from 1982 until 1989. From 1978 to 1982,

709766.3
                                       -2-

Mr. Klopp held various positions with Chemical Bank's Real Estate Division, where he was responsible for originating, underwriting and monitoring portfolios of construction and permanent loans. He is a director of Metropolis Realty Trust, Inc., a Manhattan office REIT.

         Sheli Z. Rosenberg has been a trustee of the Company since July 15, 1997. Since 1994, Ms. Rosenberg has been the chief executive officer and president of EGI and Ms. Rosenberg has been a director of EGI for more than the past five years. She was a principal of the law firm Rosenberg & Liebentritt P.C. from 1980 until September 1997. Ms. Rosenberg is a director of Jacor; American Classic; MHC; Anixter; CVS Corporation, a drugstore chain; and Illinois Power Co., a supplier of electricity and natural gas in Illinois, and its holding company, Illinova Corporation. She is also a trustee of Equity Residential Properties Trust and of Equity Office Properties Trust. Ms. Rosenberg was a vice president of First Capital Benefit Administrators, Inc., which filed a petition under the federal bankruptcy laws on January 3, 1995, which resulted in its liquidation on November 15, 1995.

         Lynne B. Sagalyn has been a trustee of the Company since July 15, 1997. Dr. Sagalyn has been a professor and the coordinator of the M.B.A. Real Estate Program at the Columbia University Graduate School of Business since 1992. From 1991 to 1992, she was a visiting professor at Columbia. From 1987 to 1991, she was an associate professor of Planning and Real Estate Development at the Massachusetts Institute of Technology. She is also on the faculty of the Weimer School for Advanced Studies in Real Estate and Land Economics. Dr. Sagalyn is a director of United Dominion Realty Trust (NYSE) and The Retail Initiative and on an advisory board for Initiatives for a Competitive Inner City.

Executive and Senior Officers

         Carol J. Eglow has been a managing director of the Company since July 15, 1997. Prior to that time, Ms. Eglow served as a principal of Victor Capital and had been employed in various positions at such firm since June 1989. She was previously employed in various positions at Chemical Realty Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

         Jeremy FitzGerald has been a managing director of the Company since July 15, 1997. Prior to that time, Ms. FitzGerald served as a principal of Victor Capital and had been employed in various positions at such firm since May 1990. She was previously employed in various positions at PaineWebber Incorporated.

         Marc Holliday has been a managing director of the Company since July 15, 1997. Prior to that time, Mr. Holliday served as a principal of Victor Capital and had been employed in various positions at such firm since January 1991. He was previously employed with Westpak Banking Corporation.

         Donald J. Meyer has been a managing director and Chief Investment Officer of the Company since July 15, 1997. From 1979 through July 1997, Mr. Meyer held various positions at The First National Bank of Chicago ("First Chicago"). From 1989 until 1990, Mr. Meyer served as Senior Credit Officer for real estate at First Chicago. From 1990 to 1993, Mr. Meyer, at different times, was the head of the Real Estate Enhancement Division and the Asset Disposition Department. Mr. Meyer was the Senior Credit Officer for Product Risk Management at First Chicago from 1993 until 1995. From 1995 until 1997, Mr. Meyer was Head of Structural Investments and managed First Chicago's investments in

709766.3
                                       -3-
non-investment grade tranches of commercial mortgage-backed securities. In 1991, Mr. Meyer became a Senior Vice President at First Chicago.

         Edward L. Shugrue III has been the chief financial officer of the Company since September 30, 1997 and a managing director and assistant secretary of the Company since July 15, 1997. Prior to that time, Mr. Shugrue served as a principal of Victor Capital since January 1997. He previously served as director of real estate for and a vice president of River Bank America from April 1994 until June 1996 after serving as a vice president of the bank since January 1992. He was previously employed in various positions at Bear, Stearns & Co. Inc.

Compliance with Section 16(a)

         Section 16(a) of the Exchange Act requires the Company's officers and trustees, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, trustees and greater than ten percent shareholders are required by regulation of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of Forms 3, 4 and 5 and amendments thereto available to the Company and written representations from certain of the trustees, officers and 10% shareholders that no form is required to be filed, the Company believes that no trustee, officer or beneficial owner of more than 10% of its Class A Common Shares failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to 1997 except John McMahan, a former trustee of the Company, who filed a Form 4 report for January 1997 on or about March 12, 1997 (30 days after the due date). The late Form 4 report related to four transactions. Mr. McMahan paid the profit from the transactions to the Company on February 9, 1997.

709766.3
                                       -4-

ITEM 11.          Executive Compensation

Executive Compensation

         The following table sets forth for the years indicated the annual compensation of the chief executive officer and the other executive officers of the Company who earned annual salary and bonus in excess of $100,000.


                                             Summary Compensation Table



                                                                                Long Term             Other
                                                       Annual Compensation     Compensation         Compensation
-------------------------------------- -------------------------------------------------------------------------
                                                                                Securities
                                                                                Underlying
Name and Principal Position             Year     Salary($)(1)     Bonus($)      Options(#)
John R. Klopp                           1997     $235,417(2)      $500,000       75,000             $   992 (3)
     Vice Chairman and Chief
     Executive Officer
Craig M. Hatkoff                        1997      235,417(2)       500,000       75,000                 992 (3)
     Vice Chairman and Chairman
     of the Executive Committee
Donald J. Meyer                         1997      139,773          150,000       75,000              35,125 (4)
     Managing Director and Chief
     Investment Officer
Edward L. Shugrue III                   1997      275,067          200,000       50,000                 --
     Managing Director and Chief
     Financial Officer


----------

(1) The Company paid total compensation of $140,000, $180,000 and $72,000 to Frank M. Morrow, the Company's former chief executive officer, for the years ended 1997, 1996 and 1995, respectively.

(2) Excludes $463,036 of capital distributions made by Victor Capital Group prior to the acquisition of such firm by the Company to each of Messrs. Klopp and Hatkoff during 1997. Also, excludes $475,021 of management fees paid to Valentine Wildove & Company, Inc., which is owned equally by Messrs. Klopp and Hatkoff.

(3)   Represents term life insurance premiums paid by the Company.

(4)   Represents relocation expenses paid by the Company.



709766.3
                                       -5-

Employment Agreements

         The Company is a party to employment agreements with John R. Klopp and Craig M. Hatkoff. The employment agreements provide for five-year terms of employment commencing as of July 15, 1997. On the fifth anniversary of the commencement of the employment agreements, and on each succeeding anniversary, the terms of the employment agreements shall be automatically extended for one additional year unless, not later than three months prior to such anniversary date, either party shall have notified the other that it will not extend the term of the agreement. The employment agreements provide for base annual salaries of $500,000, which will be increased each calendar year to reflect increases in the cost of living and will otherwise be subject to increase in the discretion of the Board of Trustees. Mr. Klopp and Mr. Hatkoff are also entitled to annual incentive cash bonuses to be determined by the Board of Trustees based on individual performance and the profitability of the Company. Mr. Klopp and Mr. Hatkoff are also participants in the Company's 1997 long-term incentive share plan (the "Incentive Share Plan") and other employee benefit plans of the Company.

         If the employment of Mr. Klopp or Mr. Hatkoff is terminated without cause, with good reason or following a change of control, as those terms are defined in the employment agreements, the affected employee would be entitled to
(i) a severance payment equal to the greater of the amount payable to such employee over the remainder of the term of the employment agreement or an amount equal to the aggregate base salary and cash incentive bonus paid to the employee during the previous year; (ii) continued welfare benefits for two years; and
(iii) automatic vesting of all unvested share options such that all of the employee's share options would become immediately exercisable. Each vested option will remain exercisable for a period of one year following the employee's termination. The employment agreements provide for a non-competition period of one year if Mr. Klopp or Mr. Hatkoff terminates his employment voluntarily or is terminated for cause.

         The Company is a party to an employment agreement with Donald J. Meyer which provides for a term of employment for two years. The employment agreement provides for a base annual salary of $300,000, minimum annual bonuses of $150,000 at the end of 1997 and 1998, and for participation in the Incentive Share Plan.

Compensation of Trustees

         The Company does not pay its non-employee trustees any cash fees for their services as such, but rather compensates non-employee trustees with an annual award of share units under the Company's 1997 non-employee trustee share plan with a value equal to $30,000. The number of share units awarded to each trustee, which are convertible into an equal number of Class A Common Shares according to individual schedules set by each trustee, is determined quarterly in arrears by dividing one-quarter of the annual retainer amount ($7,500) by the average closing price of the Class A Common Shares for the quarter. The share units vest when issued. There is no separate compensation for service on committees of the Board of Trustees. All trustees are also reimbursed for travel expenses incurred in attending Board and committee meetings.

         The Company is a party to a consulting agreement, dated as of July 15, 1997, with Gary R. Garrabrant, a trustee of the Company. The consulting agreement has a term of one year and, as amended, provides for a consulting fee of $180,000. Pursuant to the agreement, Mr. Garrabrant provides consulting

709766.3
                                       -6-
services for the Company, including, strategic planning, identifying and negotiating mergers, acquisitions, joint ventures and strategic alliances, and advising as to capital structure matters. Mr. Garrabrant is also entitled to participate in the Company's Incentive Share Plan, on such basis as may be determined by the compensation committee of the board of trustees (the "Compensation Committee"). In 1998, Mr. Garrabrant was awarded 35,000 options to purchase Class A Common Shares in recognition of his ongoing contributions to the Company. The Compensation Committee also awarded a one-time discretionary bonus of $150,000 to Mr. Garrabrant for services rendered during 1997 in connection with the Company's public offering of 9,000,000 Class A Common Shares (the "Offering").

         The Company is a party to a consulting agreement, dated as of January 1, 1998, with Martin L. Edelman, a trustee of the Company. The consulting agreement has a term of one year, is terminable by either party upon thirty (30) days prior notice and provides for a consulting fee of $8,000 per month. Unless otherwise terminated, the agreement shall automatically be extended for an additional one year term. Pursuant to the agreement, Mr. Edelman provides consulting services for the Company including client development and advisory services in connection with lending and investment banking activities and asset and business acquisition transactions. Pursuant to the agreement, the Company agreed to grant 50,000 options to purchase Class A Common Shares. Mr. Edelman is also entitled to participate in the Company's Incentive Share Plan.

         In 1998, the Compensation Committee awarded Samuel Zell 120,000 options to purchase Class A Common Shares in recognition of his ongoing contributions to the Company.

Compensation Committee Interlocks and Insider Participation

         The compensation committee of the board of trustees was comprised during 1997 of Ms. Rosenberg, Dr. Sagalyn and Messrs. Altman, Edelman and Klopp. Other than Mr. Klopp, none of the committee's members was an officer or employee of the Company during 1997. No committee member had any interlocking relationships requiring disclosure under applicable rules and regulations.

         Mr. Zell and Ms. Rosenberg serve as members of the board of directors of numerous non-public companies owned or controlled in whole or in part by Mr. Zell or his affiliates which do not have compensation committees, and in many cases, the executive officers of those companies include Mr. Zell and Ms. Rosenberg.

         For a description of certain relationships and transactions with members of the board of trustees or their affiliates, see "Item 13 Certain Relationships and Related Transactions."


709766.3
                                       -7-

Incentive Share Option Plan

         The following table sets forth share options issued in 1997 to the executive officers named in the Summary Compensation Table. The table also sets forth the hypothetical gains that would exist for the share options at the end of their ten-year terms, assuming compound rates of appreciation of 5% and 10%. The actual future value of the options will depend on the market value of the Company's Class A Common Shares.


                                    Option/SAR Grants in Last Fiscal Year

                                                                                      Potential Realizable Value at Assumed
                                                                                      Annual Rates of Stock Price
                                                                                      Appreciation for Option
                  Individual Grants                                                   Term(2)
----------------------------------------------------------------------------------------------------------------------
             (a)           (b)             (c)             (d)          (e)              (f)                   (g)


                         Number of
                         Securities       % of Total
                         Underlying       Option/SARs
                         Options/         Granted to     Exercise
                         SARs             Employees      or Base      Expira-
                         Granted          in Fiscal      Price        tion
Name                     (#)(1)           Year           ($/sh)       Date                5% ($)              10% ($)
----                     ---------        -----------    ---------    -------         ------------       ------------

John R. Klopp            75,000           13.9665        $6.00         7/16/07         $283,002.58       $717,184.11
Craig M. Hatkoff         75,000           13.9665         6.00         7/16/07          283,002.58        717,184.11
Donald J. Meyer          75,000           13.9665         6.00         7/16/07          283,002.58        717,184.11
Edward L. Shugrue III    50,000            9.3110         6.00         7/16/07          188,668.39        478,122.73

----------

(1) Represents shares underlying share options; none of the executive officers were granted SARs. One-third of the options become exercisable in equal increments on the first, second and third anniversaries of the date of grant.

(2) The amounts of potential realizable value, which are based on assumed appreciation rates of 5% and 10% prescribed by Securities and Exchange Commission ("Commission") rules, are not intended to forecast possible future appreciation, if any, of the Company's share price. The amounts of potential value with respect to the options do not account for expiration of the options upon termination of employment or the phased-in exercise schedule. Future compensation resulting from the options is based solely on the actual performance of the Company's share price in the trading market.



709766.3
                                       -8-

         The following chart shows the 1997 year-end value of the share options held by the named executive officers. None of the named executive officers exercised share options during 1997.


                         Year End 1997 Option/SAR Values



                                    Number of Securities
                                   Underlying Unexercised        Value of Unexercised In-the-
                                    Options/SARs at Year          Money Options/SARs at
                                            End #                       Year End(1)
                             ----------------------------   ----------------------------------------

     Name                    Exercisable    Unexercisable    Exercisable     Unexercisable
     ----                    -----------    -------------    -----------     -------------
     John R. Klopp                0              75,000         $0.00           $393,750.00
     Craig M. Hatkoff             0              75,000          0.00            393,750.00
     Donald J. Meyer              0              75,000          0.00            393,750.00
     Edward L. Shugrue III        0              50,000          0.00            262,500.00


----------

(1) Amounts shown represent the market value of the underlying Class A Common Shares at year end calculated using the December 31, 1997, the New York Stock Exchange ("NYSE") closing price per share of Class A Common Shares of $11.25 minus the exercise price of the share option. The actual value, if any, an executive may realize is dependent upon the amount by which the market price of Class A Common Shares exceeds the exercise price when the share options are exercised. The actual value realized may be greater or less than the value shown in the table.




709766.3
                                      -9-

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of April 29, 1998 certain information with respect to the beneficial ownership of Class A Common Shares and class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value ("Class A Preferred Shares" (and together with the Class A Common Shares, the "Company Shares")), and the voting power possessed thereby (based on 18,229,650 Class A Common Shares and 12,267,658 Class A Preferred Shares outstanding on that date), by (i) each person known to the Company to be the beneficial owner of more than 5% of each of the outstanding Class A Common Shares and Class A Preferred Shares, (ii) each trustee and named executive officer of the Company who is a beneficial owner of any Class A Common Shares and (iii) all trustees and executive officers of the Company as a group. Such information (other than with respect to trustees and officers of the Company) is based on a review of statements filed with the Commission pursuant to Sections 13(d), 13(f) and 13(g) of the Exchange Act with respect to the Company's Class A Common Shares.




                                                         Class A                       Class A
                                                      Common Shares                  Preferred Shares
                                               ----------------------------     -------------------------
                                                   Amount and Nature of           Amount and Nature of
                                                  Beneficial Ownership(1)        Beneficial Ownership(1)
                                               ----------------------------     -------------------------
   Five Percent Shareholders,                                    Percent of                    Percent of
  Trustees and Executive Officers                 Number            Class        Number          Class
---------------------------------              ------------      ----------     ------------   ----------
Veqtor Finance Company, LLC (2)                6,959,593(3)         38.2%       12,267,658        100%
c/o Capital Trust (3)
605 Third Avenue, 26th Floor
New York, New York 10016

FMR Corp. (4)                                  2,357,982            12.9          --              --

Jeffrey A. Altman                                 30,000              *           --              --

Martin L. Edelman                                  2,043(6)           *           --              --

Gary R. Garrabrant (5)                             2,043(6)           *           --              --

Craig M. Hatkoff (3)                              18,000              *           --              --

John R. Klopp (3)(5)                                --               --           --              --

Sheli Z. Rosenberg (5)                             2,043(6)           *           --              --

Lynne B. Sagalyn                                   2,043(6)           *           --              --

Samuel Zell (3)(5)                                 2,043(6)           *           --              --

Donald J. Meyer                                    5,000(7)           *           --              --

Edward L. Shugrue III                             22,000(7)           *           --              --

All executive officers and trustees as a group    85,215              *           --              --
(10 persons) (3)(5)

*   Represents less than 1%.

----------

(1) The number of shares owned are those beneficially owned, as determined under the rules of the Commission, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.

(2) Capital Trust Investors Limited Partnership ("CTILP") and V2 Holdings, LLC ("V2") are the sole managing members of Veqtor Finance Company, LLC, a Delaware limited liability company ("Veqtor"). The general partner of CTILP is SZ Investments LLC, the managing member of which is Zell General Partnership, Inc. ("Zell GP"). The sole stockholder of Zell GP is the Samuel Zell Revocable Trust (the "Zell Trust"). Mr. Samuel Zell serves as the trustee of the Zell Trust. Messrs. John R. Klopp and Craig M. Hatkoff are the sole members of V2.

(3) John R. Klopp, Craig M. Hatkoff and Samuel Zell collectively indirectly control the affairs of Veqtor. Each of Messrs. Hatkoff, Klopp and Zell disclaim beneficial ownership of the Common Shares and Preferred Shares owned by Veqtor. Veqtor issued $50.0 million of 12% convertible redeemable notes ("Veqtor Notes") to four institutional lenders to fund the purchase of its Company Shares. The Veqtor Notes are convertible by the holders thereof into preferred units of Veqtor ("Veqtor Preferred Units") at a rate of $55.59 per unit from and after the earlier of July 15, 2000, the dissolution, liquidation or winding up of Veqtor or the sale of any or all of Veqtor's Company Shares. The Veqtor Preferred Units may be redeemed by the holders thereof in exchange for a portion of Veqtor's Company Shares at any time after six months from the date of conversion of the Veqtor Notes into such units. Veqtor and the institutional lenders have reached an understanding, subject to completion of definitive documentation, that would provide for, among other things, the early conversion of the Veqtor Notes into Veqtor Preferred Units on the date of execution of such documentation. The proposed arrangement provides that the Veqtor Preferred Units would be redeemable for a portion of the Company Shares at any time from and after the earlier of July 15, 1999 or the liquidation, dissolution or winding up of Veqtor. Pursuant to the proposed arrangement, if all Veqtor Preferred Units were redeemed by the holders thereof for Company Shares on July 16, 1999, the institutional lenders would receive in exchange for their units an aggregate of 9,648,946 of the Company Shares owned by Veqtor; if all Veqtor Preferred Units were redeemed by the Company prior to July 15, 2000, the institutional lenders would receive in exchange for their units an aggregate of 9,899,710 of the Company Shares owned by Veqtor. In addition, in connection with the Offering, CTILP, V2 and Veqtor agreed with the Company that upon either the redemption for cash of the Veqtor Notes or the conversion of the Veqtor Notes into Veqtor Preferred Units, and in the latter case, the subsequent redemption of all such units in exchange for a specified portion of Veqtor's Company Shares, Veqtor shall convert the remaining Class A Preferred Shares owned by it into Class A Common Shares. CTILP, V2 and Veqtor also agreed that Veqtor shall redeem the Veqtor Preferred Units on the earliest date upon which Veqtor has the right to effect such redemption.

(4) Beneficial ownership information is based on the Schedule 13G jointly filed by FMR Corp. ("FMR"), Edward C. Johnson 3rd, Abigail P. Johnson, Fidelity Management and Research Company (the "FMR Advisor") and Fidelity Growth & Income Fund (the "FGI Fund") reporting ownership of shares by the FGI Fund and other funds advised by the FMR Advisor. FMR and the FMR Advisor are located at 82 Devonshire Street, Boston, Massachusetts, 02109.

(5) Messrs. Zell, Klopp, Hatkoff and Garrabrant and Ms. Rosenberg hold indirect economic ownership interests in Veqtor equal to approximately 34.2%, 25%, 25%, 4.5% and 4.5%, respectively.

(6) Represents shares which may be obtained upon conversion of vested share units.

709766.3
                                      -11-

(7) Includes 20,000 and 5,000 shares for Mr. Shugrue and Mr. Meyer, respectively, that are the subject of restricted share awards for which the recipients retain voting rights.

Buy/Sell Agreement

         Veqtor, CTILP, V2 and Messrs. Klopp and Hatkoff are parties to an agreement, dated July 15, 1997, that contains buy/sell provisions pursuant to which (i) one member of Veqtor may purchase from or sell to the other member its interests in Veqtor or (ii) one member of V2 or CTILP may purchase the other V2 member's interest in V2 (the "Buy/Sell Agreement"). Pursuant to the agreement, from and after July 15, 2000, either CTILP or V2 as the initiating party (the "Initiating Party") may initiate the buy/sell process by notifying (the "Buy/Sell Notice") the other party (the "Responding Party") of its desire either to sell for cash all of its Veqtor Common Units (as defined in the Buy/Sell Agreement) to the Responding Party or to purchase for cash all of the Veqtor Common Units owned by the Responding Party, in each case, at the per unit price specified by the Initiating Party (the "Specified Price"). Upon receipt of the Buy/Sell Notice, the Responding Party must within 150 days elect either to sell its Veqtor Common Units to the Initiating Party or purchase the Initiating Party's Veqtor Common Units at the Specified Price. If the Responding Party fails to respond to the Buy/Sell Notice, it shall be deemed to have elected to sell its Veqtor Common Units at the Specified Price.

         The Buy/Sell Agreement provides that upon the termination of employment (including through death or disability) with the Company of either John R. Klopp or Craig M. Hatkoff (the "Departing Person") other than by voluntary termination (the "Termination Event"), whomever of Messrs. Klopp or Hatkoff has not been the subject of the Termination Event (the "Remaining Person") shall have the right to purchase all of the interests in V2 then held by the Departing Person for cash at their fair market value as defined in the Buy/Sell Agreement ("Fair Market Value"). If the Remaining Person does not purchase the Departing Person's interest in V2, the Buy/Sell Agreement provides that CTILP shall have the right to purchase for cash from V2 50% of the Veqtor Common Units then held by V2 at their fair market value, upon which purchase V2 shall distribute to the Departing Person (or his estate or representative) an amount equal to the net proceeds of such sale reduced by 50% of V2's aggregate liabilities in full redemption of the interest in V2 then held by the Departing Person (or his estate or representative). If CTILP does not elect to purchase the Veqtor Common Units held by V2 pursuant to the foregoing, (i) Veqtor must distribute to V2 50% of its assets that V2 would be entitled to receive upon a liquidation of Veqtor (whereupon V2's economic interest in Veqtor shall be correspondingly reduced) and (ii) V2 must distribute to the Departing Person 50% of such assets reduced by 50% of V2's aggregate liabilities in full redemption of the Departing Person's interest in V2.

         Pursuant to the Buy/Sell Agreement, upon the voluntary termination of employment with the Company of either of Messrs. Klopp or Hatkoff (the "Voluntarily Departing Person"), CTILP shall have the right to purchase from V2 50% of the Veqtor Common Units then held by V2 for cash at their fair market value, upon such purchase V2 shall distribute to the Voluntarily Departing Person an amount equal to the net proceeds of such sale reduced by 50% of V2's aggregate liabilities in full redemption of the interest in V2 then held by the Voluntarily Departing Person. If CTILP does not purchase the Veqtor Common Units pursuant to the foregoing, the agreement provides that whomever of Messrs. Klopp or Hatkoff is not the Voluntarily Departing Person (the "Voluntarily Remaining Member") shall have the right to purchase all of the interest in V2 then held by the Voluntarily Departing Person for cash at its Fair Market Value. If the Voluntarily Remaining Member does not purchase from the Voluntarily Departing Person all of the interest in V2 then held by the Voluntarily Departing Person for cash at its Fair Market Value pursuant to the

709766.3
                                      -12-
foregoing, (i) Veqtor must distribute to V2 50% of its assets that V2 would be entitled to receive in a liquidation of Veqtor (whereupon V2's economic interest in Veqtor shall be correspondingly reduced) and (ii) V2 must distribute to the Voluntarily Departing Person 50% of such assets reduced by 50% of V2's aggregate liabilities in full redemption of the Voluntarily Departing Person's interest in V2.

         Pursuant to the Buy/Sell Agreement, upon the termination of employment with the Company of both Messrs. Klopp and Hatkoff, within any 30-day period, for any or no reason, whether voluntary or involuntary, including, without limitation, by reason of death or disability, CTILP shall have the right to purchase from V2 all of the Veqtor Common Units then held by V2 for cash at their Fair Market Value. If CTILP does not purchase the Veqtor Common Units pursuant to the foregoing, Veqtor shall distribute to V2 100% of its assets that V2 would be entitled to receive upon a liquidation of Veqtor in full redemption of 100% of the Veqtor Common Units then held by V2.

         Pursuant to the Buy/Sell Agreement, upon the termination of employment with the Company of either of Messrs. Klopp or Hatkoff for any or no reason, whether voluntary or involuntary, including, without limitation, by reason of his death or disability, following by more than 30 days the prior termination of employment with the Company of the other individual for any or no reason, whether voluntary or involuntary, including, without limitation, by reason of his death or disability, CTILP shall have the right to purchase from V2 all of the Veqtor Common Units then held by V2 for cash at their Fair Market Value. If CTILP does not purchase the Veqtor Common Units pursuant to the foregoing, Veqtor shall distribute to V2 100% of its assets that V2 would be entitled to receive upon a liquidation of Veqtor in full redemption of 100% of the Veqtor Common Units then held by V2.

         The Buy/Sell Agreement prohibits the transfer of Veqtor Common Units and interests in V2 except to permitted transferees as defined in the agreement or pursuant to right of first refusal provision contained in the agreement. The Buy/Sell Agreement contains provisions governing the management of Veqtor. Pursuant to such provisions, in the event that V2 and CTILP do not hold the same number of Veqtor Common Units, then, notwithstanding anything to the contrary in the operating agreement governing Veqtor (the "Veqtor Operating Agreement"), all matters to be determined by V2 and CTILP as the managing members of Veqtor shall be determined as between V2 and CTILP by an affirmative vote of a majority of the Veqtor Common Units then held by V2 and CTILP, and V2 and CTILP shall be bound to act on such matter as managing members in the manner determined by such vote. The agreement provides that no permitted transferee or other third party transferee shall be entitled to be appointed, or otherwise act as, a managing member of Veqtor.

         The Buy/Sell Agreement provides that notwithstanding anything to the contrary in the Veqtor Operating Agreement, as long as V2 and CTILP hold the same number of Veqtor Common Units, each shall be entitled to direct the nomination of an equal number of trustees/directors of the Company, and if Veqtor shall be entitled to nominate an odd number of trustees/directors, V2 and CTILP shall jointly select one of the trustee/director nominees. If V2 and CTILP do not hold the same number of Veqtor Common Units, then, notwithstanding anything to the contrary in the Veqtor Operating Agreement, V2 and CTILP each shall be entitled to direct the nomination of a number of trustees/directors equal to their relative percentage holdings of Veqtor Common Units multiplied by the total number of trustees/directors which Veqtor is then entitled to nominate (rounded to the nearest whole number).



709766.3
                                      -13-

ITEM 13.    Certain Relationships and Related Transactions

Interest Purchase Agreement

         In connection with the acquisition of Victor Capital, the Company entered into an interest purchase agreement, dated as of June 16, 1997, with John R. Klopp, Craig M. Hatkoff and Valentine Wildove & Company, Inc., pursuant to which the Company acquired partnership interests in Victor Capital and certain of its affiliated entities for a purchase price of $5 million. The purchase price under the interest purchase agreement is payable by the delivery by the Company to the sellers of the non-interest bearing acquisition notes (the "Acquisition Notes"). The Acquisition Notes provide for ten semi-annual principal amortization payments in equal installments. Mr. Klopp and Mr. Hatkoff, each of whom is a trustee of the Company, each received an Acquisition
Note in the principal amount of $2,162,500. Valentine Wildove & Company, Inc., in which Messrs. Klopp and Hatkoff are each 50% owners, received $675,000 in principal amount of the Acquisition Notes.

         The interest purchase agreement provides that the sellers will indemnify the Company from all damages as a result of any breach of any representation, warranty, covenant or agreement of the sellers contained in the interest purchase agreement. The Company's right to indemnification and the seller's obligation to provide indemnification with respect to any breach of a representation or warranty continue until July 15, 1999.

Investment Agreement

         Pursuant to the terms of the preferred share purchase agreement, dated as of June 16, 1997, by and between the Company and Veqtor (the "Investment Agreement"), on July 15, 1997, the Company sold 12,267,658 Class A Preferred Shares to Veqtor for an aggregate purchase price of $33.0 million. The Investment Agreement contains certain restrictive covenants binding on the Company. The Investment Agreement provides that the Company will not amend the Company's amended and restated declaration of trust, dated July 15, 1997 (the "Current Declaration of Trust") unless (i) the Company has given Veqtor no less than 15 days prior notice of such change and (ii) the Board of Trustees has reasonably determined that the amendment does not contravene or violate the provisions of the Investment Agreement or the terms of the Class A Preferred Shares. The Company has agreed that, so long as any Class A Preferred Shares or class B 9.5%, cumulative convertible non-voting preferred shares of beneficial interest, $1.00 par value ("Class B Preferred Shares"), remain outstanding, without the affirmative vote of the holders of more than 50% of the Class A Preferred Shares and Class B Preferred Shares then outstanding, voting as a single class, the Company will not incur any indebtedness if the Company's debt-to-equity ratio would exceed 5:1.

         The Company has also agreed in the Investment Agreement only to issue shares that are Junior Shares and only to issue Class B Preferred Shares upon the conversion of any Class A Preferred Shares. "Junior Shares" are defined as common shares and any other class or series of shares of the Company now or hereafter authorized, issued or outstanding that are subject, under the terms of the Current Declaration of Trust, to the following restrictions and limitations:
(i) no dividend or distribution can be declared or paid on the shares of such class or series unless all accrued dividends and other amounts then due with respect to the Class A Preferred Shares and Class B Preferred Shares shall have been paid in full; (ii) in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Class A Preferred Shares and Class B Preferred Shares shall be entitled to receive out of the assets of the

709766.3
                                      -14-

Company available for distribution to shareholders, the liquidation preference with respect to the Class A Preferred Shares and Class B Preferred Shares and any accrued and unpaid dividends thereon before any payment shall be made or any assets distributed to the holders of such other class or series of shares of the Company; and (iii) shares of such class or series are not required to be redeemed under any circumstances, either at the option of the Company or of any holder thereof, unless all of the outstanding Class A Preferred Shares and Class B Preferred Shares have theretofore been redeemed or converted.

         The Investment Agreement provides for certain registration rights with respect to securities of the Company held by Veqtor at the time of the Investment, to the extent such securities (whether or not converted into other securities of the Company) continue to be held by Veqtor or the Institutional Investors (as such term is defined in the Investment Agreement) (or their respective transferors). The holders of such registrable securities will have the right to request that the Company prepare and file up to three registration statements under the Securities Act covering all or any portion of such registrable securities. In addition, if the Company proposes to file a registration statement at any time, the Company has agreed to use its best efforts, upon Veqtor's and the other holders' request, to cause any shares held by Veqtor and the other holders to be included in such registration. In connection with any securities registration, Veqtor and the other holders, respectively, have agreed to pay all underwriting discounts and selling commissions on the shares registered on behalf of Veqtor and the other holders. All other costs of registration are to be paid by the Company.

Sharing Agreement

         Pursuant to an oral agreement with The Peregrine Real Estate Trust (the "Former Parent"), costs for certain general administrative services, including executive services (including the services of Mr. Morrow), accounting services, treasury services, financial reporting and internal bookkeeping services, shareholder relations, and directors' and officers' insurance were shared with the Former Parent. The shared costs were allocated to the Company and the Former Parent based upon their respective asset values (real property and notes receivable), subject to annual negotiation. Pursuant to this agreement, approximately $435,000 and $258,000 was paid or accrued as a payable to the Former Parent in 1995 and 1996, respectively. As of December 31, 1996, the Company owed the Former Parent approximately $31,000 pursuant to the cost sharing agreement. The agreement was terminated on January 7, 1997 and all amounts owed thereunder were paid.

Reimbursement Agreement

         Pursuant to an expense reimbursement arrangement with EGI, the Company has agreed to reimburse EGI the costs for certain general administrative services to the Company, including, among others, certain legal, tax, shareholder relations and insurance acquisition services, which are provided by employees of EGI. As of December 31, 1997, the Company had paid or accrued approximately $82,000 to EGI.

Relationships with Martin L. Edelman

         Martin L. Edelman, a trustee of the Company, is of counsel to Battle Fowler LLP, a New York City law firm that is representing the Company with respect to various matters and has represented the Company and certain affiliates thereof, including Victor Capital, in the past with respect to various legal matters. The Company expects to continue to retain Battle Fowler LLP for legal services in the future.

709766.3
                                      -15-

Relationship with Rosenberg & Liebentritt, P.C.

         During  1997,  the  Company   retained  the  services  of  Rosenberg  &
Liebentritt, P.C., a law firm which performs legal services exclusively for entities in which Samuel Zell, a trustee of the Company, has an interest.

Asset Management Agreements

         VP Metropolis Services, LLC, a wholly-owned subsidiary of the Company ("VPM"), is a party to an asset management agreement (the "VPM Asset Management Agreement") with MVB Metropolis Properties, L.P. ("MVB") pursuant to which VPM has agreed to manage, service and administer certain real estate assets owned by MVB and its affiliates, initially including a New York City property consisting of 46 condominium units and a pool of 18 mortgages secured by properties located throughout the Unites States. John R. Klopp and Craig M. Hatkoff, both trustees of the Company, are each 25.05% owners of VP-LP, LLC, which owns a 1.0% interest in MVB. In addition, Mr. Klopp is a vice president of MVB Metropolis Corp., the general partner and a 1.0% owner of MVB. Pursuant to the VPM Asset Management Agreement, fees of $247,219, $149,069 and $149,090 were paid to VPM during 1995, 1996 and 1997, respectively.

         Victor Asset Management Partners, LLC, a wholly-owned subsidiary of the Company ("VAMP"), is a party to an asset management agreement (the "VAMP Asset Management Agreement I") with S.H. Mortgage Acquisition, LLC ("S.H. Mortgage Acquisition") pursuant to which VAMP has agreed to manage, service and administer certain real estate assets owned by S.H. Mortgage Acquisition and its affiliates, initially including 21 loans secured by various properties and other assets located in New Jersey. Messrs. Klopp and Hatkoff are managing members of VP-NJ, LLC, which owns a 1.0% interest in and is the managing member of S.H. Mortgage Acquisition. Pursuant to the VAMP Asset Management Agreement I, fees of $126,406, $401,912 and $313,977 were paid to VAMP during 1995, 1996 and 1997, respectively.

         VAMP is also a party to an asset management agreement (the "VAMP Asset Management Agreement II") with RE Acquisition, LLC ("RE Acquisition") pursuant to which VAMP has agreed to manage, service and administer certain real estate assets owned by RE Acquisition, initially including a pool of five mortgages and other rights relating to real properties located in New York and New Jersey. Messrs. Klopp and Hatkoff are managing members of VPC Partners, LLC, which owns a 0.7772% interest in RE Acquisition. In addition, Mr. Klopp is a manager of RE Acquisition. Pursuant to the VAMP Asset Management Agreement II, fees of $380,566 were paid to VAMP during 1997.

709766.3
                                      -16-

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 1998                         /s/ John R. Klopp
--------------                         -----------------
Date                                   John R. Klopp
                                       Vice Chairman and Chief Executive Officer


709766.3
                                      -17-