Form 10-Q
period 1998-03-31
CAPITAL TRUST
filed 1998-05-14
CIK 16387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:     1-8063


                                  CAPITAL TRUST
             (Exact name of registrant as specified in its charter)

California                                                94-6181186
------------------------------------    ----------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



605 Third Avenue, 26th Floor, New York, NY                                 10016
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (212) 655-0220
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/    No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practical date.

Class                                              Outstanding at March 31, 1998
--------------------------------------------    --------------------------------
Class A Common Shares of Beneficial Interest,              18,229,650
$1.00 par value ("Class A Common Shares")

                                  CAPITAL TRUST
                                      INDEX

Part I.   Financial Information

          Item 1:      Financial Statements                                                 1

                  Consolidated Balance Sheets - March 31, 1998 (unaudited) and
                       December 31, 1997 (audited)                                          1

                  Consolidated Statements of Operations - Three Months Ended
                       March 31, 1998 and 1997 (unaudited)                                  2

                  Consolidated Statement of Shareholders' Equity -
                       Three Months Ended March 31, 1998 (unaudited)                        3

                  Consolidated Statements of Cash Flows - Three Months Ended
                       March 31, 1998 and 1997 (unaudited)                                  4

                  Notes to Consolidated Financial Statements (unaudited)                    5

          Item 2:      Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                               10

Part II.  Other Information

              Item 1:      Legal Proceedings                                               15

              Item 2:      Changes in Securities                                           15

              Item 3:      Defaults Upon Senior Securities                                 15

              Item 4:      Submission of Matters to a Vote of Security Holders             15

              Item 5:      Other Information                                               15

              Item 6:      Exhibits and Reports on Form 8-K                                15

              Signatures                                                                   17


                         Capital Trust and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997
                                 (in thousands)



                                                                                              March 31,              December 31,
                                                                                                1998                     1997
                                                                                         --------------------     -----------------
                                                                                             (unaudited)               (audited)
                                        Assets

Cash and cash equivalents                                                                  $        7,075           $       49,268
Available-for-sale securities                                                                       9,604                   11,975
Loans and other investments, net of $942 and $462 reserve for possible
credit losses at March 31, 1998 and December 31, 1997, respectively                               417,074                  251,812
Excess of purchase price over net tangible assets acquired, net                                       326                      331
Deposits and other receivables                                                                      3,824                      284
Accrued interest receivable                                                                         3,418                      818
Prepaid and other assets                                                                            3,858                    2,878
                                                                                         ====================     =================
     Total assets                                                                            $    445,179             $    317,366
                                                                                         ====================     =================

                         Liabilities and Shareholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                                   $        5,098           $        5,718
   Notes payable                                                                                    4,447                    4,953
   Credit facility                                                                                188,714                   79,864
   Repurchase obligations                                                                          97,945                   82,173
   Deferred origination fees and other revenue                                                      3,099                    1,369
                                                                                         --------------------     -----------------
Total liabilities                                                                                 299,303                  174,077
                                                                                         --------------------     -----------------

Commitments and contingencies

Shareholders' equity:
   Class A Preferred Shares, $1.00 par value, 12,639 shares authorized, 12,268 shares
     issued and outstanding                                                                        12,268                   12,268
   Class A Common Shares, $1.00 par value; unlimited shares authorized, 18,157 shares
     issued and outstanding                                                                        18,157                   18,157
   Restricted Class A Common Shares, $1.00 par value, 72 shares issued and outstanding
     at March 31, 1998                                                                                 72                     -
   Additional paid-in capital                                                                     158,790                  158,137
   Unearned compensation                                                                             (693)                    -
   Unrealized gain on available-for-sale securities                                                   269                      387
   Accumulated deficit                                                                            (42,987)                 (45,660)
                                                                                         --------------------     -----------------
Total shareholders' equity                                                                        145,876                  143,289
                                                                                         --------------------     -----------------

Total liabilities and shareholders' equity                                                   $    445,179             $    317,366
                                                                                         ====================     =================

     See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1998 and 1997
                      (in thousands, except per share data)
                                   (unaudited)

                                                                              1998                    1997
                                                                       -------------------      ------------------
Income from loans and other investments
   Interest and related income                                           $        7,977           $           36
   Less: interest and related expenses                                            3,081                     -
                                                                       -------------------      ------------------
     Net income from loans and other investments                                  4,896                       36
                                                                       -------------------      ------------------

Other revenues:
   Advisory and investment banking fees                                           2,860                     -
   Rental income                                                                   -                         290
   Other interest income                                                            370                      287
                                                                       -------------------      ------------------
     Total other revenues                                                         3,230                      577
                                                                       -------------------      ------------------

 Other expenses:
   General and administrative                                                     3,241                      432
   Other interest expense                                                           106                       99
   Rental property expenses                                                        -                         137
   Depreciation and amortization                                                     46                       21
                                                                       -------------------      ------------------
     Total other expenses                                                         3,393                      689
                                                                       -------------------      ------------------

   Net income (loss) before loss on sale of rental properties,
     provision for possible credit losses and income taxes                        4,733                      (76)
Loss on sale of rental properties                                                  -                        (432)
Provision for possible credit losses                                               (480)                    -
                                                                       -------------------      ------------------
   Net income (loss) before income taxes                                          4,253                     (508)
Provision for income taxes                                                        1,580                     -
                                                                       -------------------      ------------------

   Net income (loss)                                                     $        2,673           $         (508)
Less:  Class A Preferred Share dividend requirement                                (784)                    -
                                                                       ===================      ==================
   Net income (loss) allocable to Class A Common Shares                  $        1,889           $         (508)
                                                                       ===================      ==================

Per share information:
   Net income (loss) per Class A Common Share:
     Basic                                                               $         0.10           $        (0.06)
                                                                       ===================      ==================
     Diluted                                                             $         0.09           $        (0.06)
                                                                       ===================      ==================
  Weighted average Class A Common Shares outstanding:
     Basic                                                                   18,207,900                9,157,150
                                                                       ===================      ==================
     Diluted                                                                 30,736,405                9,157,150
                                                                       ===================      ==================

     See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 1998
                                 (in thousands)
                                   (unaudited)



                             Class A                  Class A             Restricted Class A
                           Preferred Shares          Common Shares            Common Shares      Additional
                   -------------------------     --------------------   ----------------------      Paid-In       Unearned
                         Number      Amount      Number       Amount      Number       Amount       Capital    Compensation
                   -----------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1997      12,268    $   12,268    18,157      $18,157          -        $   -     $ 158,137     $     -
Change in
  unrealized                -             -         -            -            -            -          -              -
  gain on
  available-for-sale
  securities
Issuance of
  restricted                -             -         -            -              72          72         653          (725)
  Class A
  Common Shares
Restricted
  Class A                   -             -         -            -            -           -           -               32
  Common Shares
  earned
Net income                  -             -         -            -            -           -           -              -
                   ===========================================================================================================
Balance at               12,268    $   12,268    18,157      $18,157          72      $    72    $ 158,790     $    (693)
  March 31, 1998
                   ===========================================================================================================


                          Unrealized   Accumulated
                             Gain         Deficit      Total
                        --------------------------------------------
Balance at
  December 31, 1997      $     387     $ (45,660)     $  143,289
Change in
  unrealized                  (118)         -               (118)
  gain on
  available-for-sale
  securities
Issuance of
  restricted                    -            -                -
  Class A
  Common Shares
Restricted
  Class A                       -            -                32
  Common Shares
  earned
Net income                      -           2,673           2,673
                         ============================================
Balance at               $     269      $ (42,987)     $  145,876
  March 31, 1998
                         ============================================


     See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1998 and 1997
                                 (in thousands)
                                   (unaudited)

                                                                                    1998                      1997
                                                                               -------------------     -----------------
Cash flows from operating activities:
   Net income (loss)                                                             $        2,673        $         (508)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                                         46                     21
       Change in unrealized gain on available-for-sale securities                          (118)                  -
       Restricted Class A Common Shares earned                                               32                   -
       Loss on sale of investments and properties                                          -                       432
       Provision for possible credit losses                                                 480                   -
   Changes in assets and liabilities net of effects from subsidiaries purchased:
       Deposits and receivables                                                          (3,540)                    20
       Accrued interest receivable                                                       (2,600)                  -
       Prepaid and other assets                                                            (895)                   (53)
       Deferred  revenue                                                                  1,730                   -
       Accounts payable and accrued expenses                                               (620)                  (213)
       Other liabilities                                                                   -                       (70)
                                                                               -------------------    ------------------
   Net cash used in operating activities                                                 (2,812)                  (371)
                                                                               -------------------    ------------------

Cash flows from investing activities:
       Origination and purchase of loans and other investments                         (177,112)                  -
       Principal collections of loans and other investments                              11,370                      8
       Purchases of equipment and leasehold improvements                                   (126)                  -
       Improvements to rental properties                                                   -                       (64)
       Proceeds from sale of rental properties                                             -                     7,306
       Principal collections on available-for-sale securities                             2,371                  1,015

                                                                               -------------------    ------------------
   Net cash provided by (used in) investing activities                                 (163,497)                 8,265
                                                                               -------------------    ------------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                              26,612                   -
       Repayment of repurchase obligations                                              (10,840)                  -
       Proceeds from credit facility                                                    148,714                   -
       Repayment of credit facility                                                     (39,864)                  -
       Repayment of notes payable                                                          (506)                (4,289)
       Additional Paid-in Capital                                                          -                        27
                                                                               -------------------    ------------------
   Net cash provided by (used in) financing activities                                  124,116                 (4,262)
                                                                               -------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                    (42,193)                 3,632
Cash and cash equivalents at beginning of period                                         49,268                  4,698
                                                                               ===================    ==================
Cash and cash equivalents at end of period                                       $        7,075         $        8,330
                                                                               ===================    ==================

Supplemental disclosure of cash flow information
Interest paid during the period                                                  $        2,260         $           99
                                                                               ===================    ==================
Taxes paid during the period                                                     $          143         $           -
                                                                               ===================    ==================
See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (unaudited)

1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1997 Form 10-K of Capital Trust and Subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

At December 31, 1996, the Company owned commercial rental property in Sacramento, California through a 59% limited partnership interest in Totem Square L.P., a Washington limited partnership ("Totem"), and an indirect 1% general partnership interest in Totem through its wholly-owned subsidiary Cal-REIT Totem Square, Inc. An unrelated party held the remaining 40% interest. This property was sold during the quarter ended March 31, 1997 and the Totem Square L.P. and Totem Square, Inc. subsidiaries were liquidated and dissolved.

The unaudited consolidated interim financial statements of the Company include the accounts of the Company, Victor Capital Group, L.P. ("Victor Capital") and its wholly-owned subsidiaries (included in the consolidated statement of operations since their acquisition on July 15, 1997) and the results from the disposition of the Company's rental property held by Totem, which was sold on March 4, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles. Certain prior period amounts have been reclassified to conform to current period classifications.

2.  Use of Estimates

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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


3.  Earnings Per Class A Common Share

Earnings per Class A Common Share is presented based on the requirements of Statement of Accounting Standards No. 128 ("SFAS No. 128") which is effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standard for computing earnings per share and makes them comparable with international earnings per share standards. The statement replaces primary earnings per share with basic earnings per share ("Basic EPS") and fully diluted earnings per share with Diluted Earnings per Share ("Diluted EPS"). Basic EPS is computed based on the income applicable to Class A Common Shares (which is net income (loss) reduced by the dividends on Class A Preferred Shares) divided by the weighted-average number of Class A Common Shares outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Common Shares plus dividends on the class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value ("Class A Preferred Shares"), divided by the weighted average number of Class A Common Shares and dilutive potential Class A Common Shares that were outstanding during the period. Dilutive potential Class A Common Shares include the convertible Class A Preferred Shares and dilutive Class A Common Share options. At March 31, 1998, the Class A Preferred Shares and dilutive portion of the Class A Common Share options were considered Class A Common Share equivalents for purposes of calculating Diluted EPS. At March 31, 1997, there was no difference between Basic EPS and Diluted EPS or weighted average Class A Common Shares outstanding, as there were no dilutive securities outstanding.

4.   Loans and Other Investments

At March 31, 1998, the Company's loans and other investments consisted of the following (in thousands):

         Mortgage Loans                                     $       201,367
         Mezzanine Loans                                            147,111
         Subordinated Interests                                      67,486
         Other mortgage loans receivable                              2,052
                                                           -------------------
                                                                    418,016
           Less:  Reserve for possible credit losses                   (942)
                                                           -------------------
         Total loans and other investments                  $       417,074
                                                           ===================

At March 31, 1998, $307.1 million of the aforementioned loans and other investments bear interest at floating rates ranging from LIBOR plus 370 basis points to LIBOR plus 660 basis points before amortization of fees, premiums and discounts. The remaining $110.9 million of loans and other investments were originated or purchased with fixed rates ranging from 8.5% to 12% at March 31, 1998. All of the loans and other investments financed at fixed rates were swapped to yield a floating rate. The average earning rate in effect at March 31, 1998, before giving effect to interest rate swaps but including amortization of fees, premiums and discounts, was 11.02%.

During the quarter ended March 31, 1998, the Company completed nine new loan and investment transactions totaling approximately $188.1 million and provided $5.4 million of

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


additional fundings on two existing loans. The Company funded $177.1 million of the foregoing loans and investments through March 31, 1998.

At March 31, 1998, the Company has letters of intent outstanding for various other lending transactions, the terms of which have not been finalized. The Company also has unfunded commitments on existing loans totaling $37.9 million at March 31, 1998.

5.   Long-Term Debt

Credit Facility

Effective January 1, 1998, pursuant to an amended and restated credit agreement, the Company increased its line of credit with a commercial lender to $250 million (the "Credit Facility"). The Credit Facility provides for advances to fund lender-approved loans and investments made by the Company ("Funded Portfolio Assets"). The amended and restated agreement expires on December 31, 2000.

The obligations of the Company under the Credit Facility are secured by pledges of the Funded Portfolio Assets acquired with advances under the Credit Facility. Borrowings under the Credit Facility bear interest at specified rates over LIBOR (averaging approximately 7.82% for the borrowings outstanding at March 31, 1998) which rates may fluctuate based upon the credit quality of the Funded Portfolio Assets and the advance rate. The Company incurred an initial commitment fee upon the signing of the Credit Facility and paid additional commitment fees when the total borrowing under the Credit Facility exceeded $75 million and exceeded $150 million.

On March 31, 1998, the unused amount available under the Credit Facility was $61.3 million.

Repurchase Obligations

During the quarter ended March 31, 1998, the Company has entered into three new repurchase agreements.

In February 1998, the Company entered into a repurchase agreement in connection with the purchase of a subordinated participation in a note. At March 31, 1998, the Company has sold such assets totaling $10.0 million and has a liability to repurchase these assets for $7.5 million. The liability bears interest at specified rates over LIBOR (7.09% at March 31, 1998) and matures in February 1999.

In March 1998, the Company entered into a repurchase agreement in connection with the purchase of a subordinated participation in a first mortgage loan. At March 31, 1998, the Company has sold such assets totaling $14.2 million and has a liability to repurchase these assets for $10.6 million. The liability bears interest at specified rates over LIBOR (7.64% at March 31, 1998) and matures in March 1999.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The Company has also entered into a repurchase agreement in conjunction with the purchase of a class of subordinated commercial mortgage-backed securities issued by a financial asset securitization investment trust. At March 31, 1998, the Company has sold such securities with a book value totaling $10.0 million and has a liability to repurchase these assets for $8.5 million. The liability bears interest at 6.66%, and matures in March 1999.

6.  Income Taxes

The Company will elect to file a consolidated federal income tax return for the year ending December 31, 1998. The provision for income taxes for the quarter ended March 31, 1998 is comprised of the following (in thousands):

          Current
             Federal                                        $   787
             State                                              417
             Local                                              376
          Deferred
             Federal                                             -
             State                                               -
             Local                                               -
                                                          ------------
          Provision for income taxes                        $ 1,580
                                                          ============

The Company has federal net operating loss carryforwards ("NOLs") as of March 31, 1998 of approximately $19.0 million. Such NOLs expire through 2012. The Company also has a federal capital loss carryover of approximately $1.6 million that can be used to offset future capital gains. Due to an affiliate's purchase of 6,959,593 Class A Common Shares from the Company's former parent in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.5 million annually. Any unused portion of such annual limitation can be carried forward to future periods.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for the quarter ended March 31, 1998 is as follows (in thousands):


   Federal income tax at statutory rate (34%)                                   $  1,446        34.0%
   State and local taxes, net of federal tax benefit                                 523        12.3
   Tax benefit of utilization of net operating loss carryforward                    (425)      (10.0)
   Other                                                                              36         0.9
                                                                            ------------------------------
                                                                                $  1,580        37.2%
                                                                            ==============================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The components of the net deferred tax assets recorded under SFAS No. 109 as of March 31, 1998 are as follows (in thousands):


   Net operating loss carryforward                                        $     8,665
   Reserves on other assets and for possible credit losses                      3,552
   Deferred revenue                                                               616
   Reserve for uncollectible accounts                                             208
                                                                       -----------------
   Deferred tax assets                                                    $    13,041
   Valuation allowance                                                        (13,041)
                                                                       -----------------
                                                                          $      -
                                                                       =================

The Company recorded a valuation allowance to fully reserve its net deferred assets. Under SFAS No. 109, this valuation allowance will be adjusted in future years, as appropriate. However, the timing and extent of such future adjustments can not presently be determined.

7.  Employee Benefit Plans

1998 Long-Term Incentive Share Plan

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

During the quarter ended March 31, 1998, the Company issued options to acquire an aggregate of 930,250 Class A Common Shares with an exercise price of $10.00 per share (the closing Class A Common Share price on the date of the grant) and 72,500 shares of restricted shares which will begin to vest in January 2001 and fully vest in January 2003. In addition, as of March 31, 1998, the Company had outstanding ISOs and NQSOs (the "Grants") pursuant to the Incentive Share Plan to purchase an aggregate of 604,500 Class A Common Shares with an exercise price of $6.00 per share.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of the future financial position and results of operations of the Company. The following discussion reflects the reclassification on July 15, 1997 of the Company's common shares of beneficial interest, $1.00 par value ("Old Common Shares"), as class A common shares of beneficial interest, $1.00 par value (the "Class A Common Shares").

Recent Developments

         On January 3, 1997, Capital Trust Investors Limited Partnership ("CTILP"), an affiliate of Equity Group Investments, Inc. ("EGI") and Samuel Zell, purchased from the Company's former parent, 6,959,593 Class A Common Shares (representing approximately 76% of the then-outstanding Class A Common Shares) for an aggregate purchase price of $20,222,011. Prior to the purchase, which was approved by the then-incumbent Board of Trustees, EGI and Victor Capital Group, L.P. ("Victor Capital") presented to the Company's then-incumbent Board of Trustees a proposed new business plan in which the Company would cease to be a REIT and instead become a specialty finance company designed primarily to take advantage of high-yielding mezzanine investment and other real estate asset opportunities in commercial real estate. EGI and Victor Capital also proposed that they provide the Company with a new management team to implement the business plan and that they invest through an affiliate a minimum of $30.0 million in a new class of preferred shares to be issued by the Company.

         The Board of Trustees approved CTILP's purchase of the former parent's Class A Common Shares, the new business plan and the issuance of a minimum of $30.0 million of a new class of preferred shares of the Company at $2.69 per share, such shares to be convertible into Class A Common Shares of the Company on a one-for-one basis. The Company subsequently agreed that, concurrently with the consummation of the proposed preferred equity investment, it would acquire for $5.0 million Victor Capital's real estate investment banking, advisory and asset management businesses, including the services of its experienced management team.

         At the Company's 1997 annual meeting of shareholders ("1997 Annual Meeting"), the Company's shareholders approved the investment, pursuant to which the Company would issue and sell up to approximately $34.0 million of class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value ("Class A Preferred Shares"), to Veqtor Finance Company, LLC ("Veqtor"), an affiliate of Samuel Zell and the principals of Victor Capital (the "Investment"). The Company's shareholders also approved the amended and restated declaration of trust, which, among other things, reclassified the Company's Old Common Shares as Class A Common Shares and changed the Company's name to "Capital Trust."

         Immediately following the 1997 Annual Meeting, the Investment was consummated; 12,267,658 Class A Preferred Shares were sold to Veqtor for an aggregate purchase price of $33,000,000. Concurrently with the foregoing transaction, Veqtor purchased the 6,959,593 Class A Common Shares held by CTILP for an aggregate purchase price of approximately $21.3 million. As a result of these transactions, currently, Veqtor beneficially owns 19,227,251 (or approximately 63%) of the outstanding voting shares of the Company. Veqtor funded the approximately $54.3 million aggregate purchase price for the Class A Common Shares and Class A Preferred Shares with $5.0 million of capital contributions from its members and $50.0 million of borrowings under the 12% convertible redeemable notes (the "Veqtor Notes") issued to institutional investors. The Veqtor Notes may in the future be converted into preferred interests in Veqtor that may in turn be redeemed for an aggregate of 9,899,710 voting shares of the Company held by Veqtor.

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

         After the 1997 Annual Meeting, the Company completed two significant financing and capital raising transactions. As of September 30, 1997, the Company obtained a $150 million credit facility ("Credit Facility") from a commercial lender, which was subsequently increased to $250 million as of January 1, 1998. On December 16, 1997, the Company completed a public offering of 9,000,000 Class A Common Shares resulting in net proceeds to the Company of approximately $91.4 million. This significant source of borrowed funds and infusion of cash allowed the Company to commence full scale operations as a specialty finance company pursuant to its current business plan.

Overview of Financial Condition

         During the first quarter of 1998, the Company completed nine new loan and investment transactions totaling approximately $188.1 million and provided $5.4 million of additional fundings on two existing loans. The Company funded $177.1 million of the foregoing loans and investments through March 31, 1998 which enabled the Company to grow its assets from $317.4 million to $445.2 million. The significant infusion of cash from the public offering of Class A Common Shares in December 1997 allowed the Company to commence full scale operations as a specialty finance company. The equity capital provided by the public offering, used in combination with additional borrowings under the Credit Facility and repurchase financing, allowed the Company to make the investments described below.

         Since December 31, 1997, the Company has identified, negotiated and committed to fund or acquire nine loan and investment transactions. This includes five Mortgage Loan transactions totaling $84.2 million (of which $12.4 million remains unfunded at March 31, 1998), three Mezzanine Loan transactions totaling $74.9 million (of which $4.0 million remains unfunded at March 31,
1998), and one transaction for three subordinated commercial mortgage-backed securities issued by a financial asset securitization investment trust for $29.0 million. The Company also funded $5.4 million of commitments to two existing loans. The Company believes that these investments will provide investment yields within the Company's target range of 400 to 600 basis points above LIBOR. The Company maximizes its return on equity by utilizing its existing cash on hand and then employing leverage on its investments (employing a cash optimization model). The Company may make investments with yields that fall outside of the investment range set forth above, but that correspond with the level of risk perceived by the Company to be inherent in such investments. At March 31, 1998, the Company had outstanding loans and investments totaling in excess of $418 million and had additional commitments for fundings of approximately $37.9 million pursuant to certain of the loans originated in such transactions.

         When possible, in connection with the acquisition of investments, the Company obtains seller financing in the form of repurchase agreements. Three of the transactions completed during the quarter ended March 31, 1998 described above were financed in this manner representing total repurchase financings of $26.6 million. These financings are generally completed at discounted terms as compared to those available under the Credit Facility. The remaining transactions were funded primarily with cash on hand from the proceeds of the Company's public offering and through borrowings under the Credit Facility. The Credit Facility was increased from $150 million to $250 million effective January 1, 1998. At March 31, 1998, the Company had $188.7 million of outstanding borrowings under the Credit Facility.

         As of March 31, 1998, the Company's new investment and loan assets have been hedged so that the assets and the corresponding liabilities were matched at floating rates over LIBOR.

         As of January 1, 1997, the Company's real estate portfolio, which included two commercial properties, was carried at a book value of $8,585,000. The portfolio included a shopping center in Sacramento, California and a 60% interest in a mixed-use retail property in Kirkland, Washington. During the first quarter, these two commercial properties were sold. The proceeds from these sales were invested in mortgage loans and in liquid mortgage-backed securities.

Comparison of the Three Months Ended March 31. 1998 to the
     Three Months Ended March 31. 1997

         The Company reported net income allocable to Class A Common Shares of $1,889,000 for the three months ended March 31, 1998, an increase of $2,397,000 from loss of $508,000 reported for the three months ended March 31, 1997. These changes were primarily the result of the revenues generated from loans and other investments and significant advisory and investment banking fees.

         Net income from loans and other investments increased $4,860,000 to $4,896,000 for the three months ended March 31, 1998 over the $36,000 for the three months ended March 31, 1997. This increase is primarily attributable to the revenue earned by the Company from new investments and loans that increased by more than $400 million from March 31, 1997 to March 31, 1998. This increase was partially offset by the interest paid on repurchase agreements and the Credit Facility during the quarter ended March 31, 1998 which did not exist during the quarter ended March 31, 1997.

         During the three months ended March 31, 1998, other revenues increased $2,653,000 to $3,230,000 over the same period in 1997. The increase for the three months ended March 31, 1998 was primarily due to the addition of $2,860,000 of advisory and investment banking fees generated by Victor Capital and its related subsidiaries and an increase in other interest income of $83,000, from a higher level of invested cash on hand and investments, which was partially offset by a $290,000 decrease in rental income as the Company sold its remaining rental properties during the first quarter of 1997.

         Other expenses increased from $689,000 for the three months ended March 31, 1997 to $3,393,000 for three months ended March 31, 1998. The increase was primarily due to the additional general and administrative expenses necessary for the commencement of full-scale operations as a specialty finance company pursuant to the Company's business plan, the largest component of which is employee salaries and related costs. As of March 31, 1998, the Company has 41 full time employees as compared to none at March 31, 1997.

         The provision for possible credit losses was $480,000 for the three months ended March 31, 1998 as the Company provided reserves on its loan and investment portfolio pursuant to its new business plan. The Company had no provision for possible credit loss in the quarter ended March 31, 1997.

         During the first quarter of 1997, the Company sold a shopping center in Sacramento, California. The net loss recognized from the sale of the shopping center was approximately $34,000. The Company also sold a retail property located in Kirkland, Washington. The net loss recognized from the sale of the retail property was approximately $398,000, the majority of which was attributable to transfer taxes and the elimination of unamortized tenant improvements and leasing commissions.

         In 1997, the Company did not incur any income tax expense or benefit associated with the loss it incurred due to the uncertainty of realization of net operating loss carryforwards. In the first quarter of 1998, the Company accrued $1,580,000 of income tax expense for federal, state and local income taxes. For federal purposes, the Company utilized one quarter of the expected net operating loss carryforward to be utilized in 1998 in calculating the accrual.

         The preferred share dividend and dividend requirement arose in 1997 as a result of the Company issuing $33 million of Class A Preferred Shares on July 15, 1997. Dividends accrue on these shares at a rate of 9.5% per annum on a per share price of $2.69.

Liquidity and Capital Resources

         At March 31, 1998, the Company had $7,075,000 in cash. The primary sources of liquidity for the Company for the remainder of 1998, which the Company believes will adequately meet future operating liquidity and capital resource requirements, will be cash on hand, cash generated from operations, interest payments received on its investments, loans and securities, and additional borrowings under the Company's Credit Facility. The Company's loan origination activities have outpaced its original plan and as a result, the Company is exploring securing additional debt and equity financing. The primary demands on the Company's capital resources will be the fundings required for the origination of loans and other investments as the Company continues with its specialty finance operations and the growth of its portfolio of loans and other investments.

         The Company experienced a net decrease in cash of $42,193,000 for the three months ended March 31, 1998, compared to a net increase in cash of $3,632,000 for the three months ended March 31, 1997. This use of cash was primarily due to the utilization of the proceeds of the Class A Common Share offering in the fourth quarter of 1997 in making loans and other investments during the first quarter of 1998 offset by additional borrowings. For the three months ended March 31, 1998, cash used in operating activities was $2,812,000, an increase of $2,441,000 from $371,000 during the same period in 1997. Cash used in investing activities during this same period increased by $171,762,000 to $163,497,000, from cash provided by investing activities of $8,265,000 during the quarter ended March 31, 1997, primarily the result of the loans and other investments completed since December 31, 1997. The increase in cash provided by financing activities, which increased $128,378,000 to $124,116,000 from a use of $4,262,000, was due primarily to the proceeds of repurchase obligations and net borrowings under the Credit Facility.

         The Company has two outstanding notes payable totaling $4,447,000, outstanding borrowings on the Credit Facility of $188,714,000 and outstanding repurchase obligations of $97,945,000.

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

                           None

ITEM 5:       Other Information

                           None

ITEM 6:       Exhibits and Reports on Form 8-K

     (a)   Exhibits

        Exhibit
        Number                                             Description


        10.1 Amended and Restated Credit Agreement, dated as of January 1, 1998, between the Company and German American Capital
                 Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 1998 and incorporated herein by reference)

         11.1    Statements regarding computation of earnings (loss) per share


27.1     Financial Data Schedules


     (b)   Reports on Form 8-K

         During the fiscal quarter ended March 31, 1998, the Company filed eight Current Reports on Form 8-K:

         (1) Current Report on Form 8-K, dated December 23, 1997, as filed with the Commission on January 7, 1998, reporting under Item 2 "Acquisition or

                  Disposition of Assets" the acquisition of a mortgage loan obligation, the acquisition of a mezzanine loan, the acquisition of two mortgage loan participation interests and the acquisition of a preferred equity investment and including under Item 7 "Financial Statements and Exhibits" certain financial statements relating to the events reported under
                  Item 2.

         (2) Current Report on Form 8-K/A, dated December 23, 1997, as filed with the Commission on March 6, 1998, amending a previous reporting under Item 2 "Acquisition or Disposition of Assets" the purchase of a mortgage loan and including under
                  Item 7 "Financial Statements and Exhibits" certain financial statements relating to the event reported under Item 2.

         (3) Current Report on Form 8-K/A, dated December 29, 1997, as filed with the Commission on March 13, 1998, amending a previous reporting under Item 2 "Acquisition or Disposition of Assets" the purchase of a mezzanine loan and including under
                  Item 7 "Financial Statements and Exhibits" certain financial statements relating to the event reported under Item 2.

         (4) Current Report on Form 8-K/A, dated December 31, 1997, as filed with the Commission on March 13, 1998, amending a previous reporting under Item 2 "Acquisition or Disposition of Assets" the purchase of a preferred equity investment and including under Item 7 "Financial Statements and Exhibits" certain financial statements relating to the event reported under Item 2.

         (5) Current Report on Form 8-K, dated February 9, 1998, as filed with the Commission on February 23, 1998, reporting under Item 2 "Acquisition or Disposition of Assets" the purchase of a subordinate participation in a first mortgage loan.

         (6) Current Report on Form 8-K, dated February 23, 1998, as filed with the Commission on March 13, 1998, reporting under Item 2 "Acquisition or Disposition of Assets" the origination and funding of a mezzanine loan.

         (7) Current Report on Form 8-K, dated January 1, 1998, as filed with the Commission on March 18, 1998, reporting under Item 5 "Other Events" an increase in the Company's line of credit and including under Item 7 "Financial Statements and Exhibits" the Amended and Restated Credit Agreement and press release relating to the event reported under Item 2.

         (8) Current Report on Form 8-K, dated March 12, 1998, as filed with the Commission on March 19, 1998, reporting under Item 2 "Acquisition or Disposition of Assets" the purchase of subordinated commercial mortgage-backed securities issued by a financial asset securitization investment trust.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CAPITAL TRUST



May 14. 1998                                        /s/ John R. Klopp
Date                                                    John R. Klopp
                                                        Chief Executive Officer

                                                    /s/ Edward L Shugrue III
                                                        Edward L. Shugrue III
                                                        Managing Director and
                                                        Chief Financial Officer