Form 10-Q/A
period 1998-03-31
CAPITAL TRUST
filed 1998-08-14
CIK 16387

As filed with the Securities and Exchange Commission on August 14, 1998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


(Mark One)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:             1-8063


                                  CAPITAL TRUST
                                  -------------
             (Exact name of registrant as specified in its charter)

California                                                         94-6181186
-----------------------------------                 -------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer Identification No.)
 incorporation or organization)

605 Third Avenue, 26th Floor, New York, NY                                          10016
-----------------------------------------------------------------------------------------
(Address of principal executive offices)                                       (Zip Code)


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

Yes / X /    No /   /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practical date.


Class                                                       Outstanding at May 13, 1998
---------------------------------------------         ------------------------------------
Class A Common Shares of Beneficial Interest,                      18,229,650
$1.00 par value ("Class A Common Shares")

                                  CAPITAL TRUST
                                      INDEX

Part I.       Financial Information

              Item 1:      Financial Statements                                                                           1

                      Consolidated Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997 (audited)            1

                      Consolidated Statements of Operations - Three Months Ended March 31, 1998 and 1997
                           (unaudited)                                                                                    2


                      Consolidated Statements of Changes in Shareholders' Equity - Three Months Ended
                           March 31, 1998 and 1997 (unaudited)                                                            3

                      Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997
                           (unaudited)                                                                                    4

                      Notes to Consolidated Financial Statements (unaudited)                                              5

              Item 2:      Management's Discussion and Analysis of Financial Condition and Results of Operations         11


Part II.      Other Information

              Item 1:      Legal Proceedings                                                                             16

              Item 2:      Changes in Securities                                                                         16

              Item 3:      Defaults Upon Senior Securities                                                               16

              Item 4:      Submission of Matters to a Vote of Security Holders                                           16

              Item 5:      Other Information                                                                             16

              Item 6:      Exhibits and Reports on Form 8-K                                                              16

              Signatures                                                                                                 18


                                                   Capital Trust and Subsidiaries
                                                    Consolidated Balance Sheets
                                                March 31, 1998 and December 31, 1997
                                                           (in thousands)


                                                                                            March 31,              December 31,
                                                                                              1998                     1997
                                                                                       --------------------     --------------------
                                                                                           (unaudited)               (audited)
                                        Assets


Cash and cash equivalents                                                                $        7,075           $       49,268
Available-for-sale securities                                                                     9,604                   11,975
Loans and  other  investments,  net of $942  (unaudited)  and $462  reserve  for possible credit losses at March 31, 1998 and December 31, 1997, respectively
                                                                                                417,074                  251,812
Excess of purchase price over net tangible assets acquired, net                                     326                      331
Deposits and other receivables                                                                    3,824                      284
Accrued interest receivable                                                                       3,418                      818
Prepaid and other assets                                                                          3,858                    2,878
                                                                                       ====================     ====================
     Total assets                                                                          $    445,179             $    317,366
                                                                                       ====================     ====================


                         Liabilities and Shareholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                                 $        5,098           $        5,718
   Notes payable                                                                                  4,447                    4,953
   Credit facility                                                                              188,714                   79,864
   Repurchase obligations                                                                        97,945                   82,173
   Deferred origination fees and other revenue                                                    3,099                    1,369
                                                                                       --------------------     --------------------
Total liabilities                                                                               299,303                  174,077
                                                                                       --------------------     --------------------

Commitments and contingencies


Shareholders' equity:
   Class A Preferred Shares,  $1.00 par value,$0.26  cumulative annual dividend,
     12,639 shares authorized, 12,268 shares issued and outstanding (liquidation preference
     of $33,000)                                                                                 12,268                   12,268
   Class A Common Shares, $1.00 par value; unlimited shares authorized, 18,157 shares
     issued and outstanding                                                                      18,157                   18,157
   Restricted Class A Common Shares, $1.00 par value, 72 shares issued and outstanding
     at March 31, 1998                                                                               72                     -
   Additional paid-in capital                                                                   158,790                  158,137
   Unearned compensation                                                                           (693)                    -
   Accumulated other comprehensive income                                                           269                      387
   Accumulated deficit                                                                          (42,987)                 (45,660)
                                                                                       --------------------     --------------------
Total shareholders' equity                                                                      145,876                  143,289
                                                                                       --------------------     --------------------


Total liabilities and shareholders' equity                                                 $    445,179             $    317,366
                                                                                       ====================     ====================

     See accompanying notes to unaudited consolidated financial statements.

                                                   Capital Trust and Subsidiaries
                                               Consolidated Statements of Operations
                                             Three Months Ended March 31, 1998 and 1997
                                                (in thousands, except per share data)
                                                            (unaudited)


                                                                               1998                    1997
                                                                       -------------------      ------------------
Income from loans and other investments:
   Interest and related income                                           $        7,977           $           36
   Less: interest and related expenses                                            3,081                       -
                                                                       -------------------      ------------------
     Net income from loans and other investments                                  4,896                       36
                                                                       -------------------      ------------------

Other revenues:
   Advisory and investment banking fees                                           2,860                       -
   Rental income                                                                     -                       290
   Other interest income                                                            370                      287
   Loss on sale of rental properties                                                 -                      (432)
                                                                       -------------------      ------------------
     Total other revenues                                                         3,230                      145
                                                                       -------------------      ------------------

 Other expenses:
   General and administrative                                                     3,241                      432
   Other interest expense                                                           106                       99
   Rental property expenses                                                          -                       137
   Depreciation and amortization                                                     46                       21
   Provision for possible credit losses                                             480                       -
                                                                       -------------------      ------------------
     Total other expenses                                                         3,873                      689
                                                                       -------------------      ------------------


   Net income (loss) before income taxes                                          4,253                     (508)
Provision for income taxes                                                        1,580                       -
                                                                       -------------------      ------------------

   Net income (loss)                                                     $        2,673           $         (508)
Less:  Class A Preferred Share dividend requirement                                (784)                      -
                                                                       ===================      ==================
   Net income (loss) allocable to Class A Common Shares                  $        1,889           $         (508)
                                                                       ===================      ==================

Per share information:
   Net income (loss) per Class A Common Share:
     Basic                                                               $         0.10           $        (0.06)
                                                                       ===================      ==================
     Diluted                                                             $         0.09           $        (0.06)
                                                                       ===================      ==================
  Weighted average Class A Common Shares outstanding:
     Basic                                                                   18,207,900                9,157,150
                                                                       ===================      ==================
     Diluted                                                                 30,736,405                9,157,150
                                                                       ===================      ==================

See accompanying notes to unaudited consolidated financial statements.


                                                                Capital Trust and Subsidiaries
                                                  Consolidated Statements of Changes in Shareholders' Equity
                                                      For the Three Months Ended March 31, 1998 and 1997
                                                                  (in thousands) (unaudited)


                                                               Restricted                         Accumulated
                                             Class A  Class A   Class A   Additional                Other
                               Comprehensive  Common Preferred  Common    Paid-In     Unearned   Comprehensive Accumulated
                               Income (Loss)  Shares  Shares    Shares    Capital   Compensation    Income       Deficit   Total
                             --------------- ---------------------------------------------------------------------------------------

Three months ended March
  31, 1997
----------------------------
Balance at December 31, 1996 $  -            $   -     $ 9,157    $ -     $  55,098 $    -       $  (22)       $(39,762)  $ 24,471

Net loss                         (508)           -         -        -           -        -          -              (508)      (508)

Change in unrealized gain
  (loss) on                        41            -         -        -           -        -          41              -           41
  available-for-sale
  securities

Other                              -             -         -        -            27      -          -               -           27
                             --------------  --------------------------------------------------------------------------------------
Balance at March 31, 1997    $   (467)       $   -     $ 9,157    $ -     $  55,125 $    -       $  19         $(40,270)  $ 24,031
                             ==============  ======================================================================================


Three months ended March
  31, 1998
---------------------------
Balance at                   $  -            $ 12,268  $18,157    $ -     $ 158,137 $    -       $ 387         $(45,660)  $143,289
  December 31, 1997

Net income                      2,673            -         -        -          -         -         -              2,673      2,673

Change in unrealized gain
  (loss) on                      (118)           -         -        -          -         -        (118)             -         (118)
  available-for-sale
  securities

Issuance of restricted
  Class A Common Shares           -              -         -        72          653    (725)       -                -          -

Restricted Class A Common
  Shares earned                   -              -         -        -          -         32        -                -           32
                             --------------  -------------------------------------------------------------------------------------
Balance at March 31, 1998    $  2,555        $ 12,268  $18,157    $ 72    $ 158,790 $  (646)     $ (55)        $(39,531)  $149,055
                             ==============  =====================================================================================


    See accompanying notes to unaudited consolidated financial statements.

                                                                  Capital Trust and Subsidiaries
                                                              Consolidated Statements of Cash Flows
                                                            Three months ended March 31, 1998 and 1997
                                                                          (in thousands)
                                                                           (unaudited)


                                                                                      1998                  1997
                                                                               -------------------    ------------------
Cash flows from operating activities:
   Net income (loss)                                                             $        2,673         $         (508)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                                         46                     21
       Restricted Class A Common Shares earned                                               32                     -
       Loss on sale of investments and properties                                            -                       432
       Provision for possible credit losses                                                 480                     -
   Changes in assets and liabilities:
       Deposits and receivables                                                          (3,540)                    20
       Accrued interest receivable                                                       (2,600)                    -
       Prepaid and other assets                                                            (895)                   (53)
       Deferred  revenue                                                                  1,730                     -
       Accounts payable and accrued expenses                                               (620)                  (213)
       Other liabilities                                                                     -                     (70)
                                                                               -------------------    ------------------
   Net cash used in operating activities                                                 (2,694)                  (371)
                                                                               -------------------    ------------------

Cash flows from investing activities:
       Origination and purchase of loans and other investments                         (177,112)                    -
       Principal collections of loans and other investments                              11,370                      8
       Purchases of equipment and leasehold improvements                                   (126)                    -
       Improvements to rental properties                                                     -                     (64)
       Proceeds from sale of rental properties                                               -                   7,306
       Principal collections on available-for-sale securities                             2,253                  1,015
                                                                               -------------------    ------------------
   Net cash provided by (used in) investing activities                                 (163,615)                 8,265
                                                                               -------------------    ------------------


Cash flows from financing activities:
       Proceeds from repurchase obligations                                              26,612                   -
       Repayment of repurchase obligations                                              (10,840)                  -
       Proceeds from credit facility                                                    148,714                   -
       Repayment of credit facility                                                     (39,864)                  -
       Repayment of notes payable                                                          (506)                (4,289)
       Additional Paid-in Capital                                                            -                      27
                                                                               -------------------    ------------------
   Net cash provided by (used in) financing activities                                  124,116                 (4,262)
                                                                               -------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                    (42,193)                 3,632
Cash and cash equivalents at beginning of period                                         49,268                  4,698
                                                                               -------------------    ------------------
Cash and cash equivalents at end of period                                       $        7,075         $        8,330
                                                                               ===================    ==================

Supplemental disclosure of cash flow information
Interest paid during the period                                                  $        2,260         $           99
                                                                               ===================    ==================
Taxes paid during the period                                                     $          143         $         -
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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


3.  Earnings Per Class A Common Share


Earnings per Class A Common Share is presented based on the requirements of Statement of Accounting Standards No. 128 ("SFAS No. 128") which is effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standard for computing earnings per share and makes them comparable with international earnings per share standards. The statement replaces primary earnings per share with basic earnings per share ("Basic EPS") and fully diluted earnings per share with diluted earnings per share ("Diluted EPS"). Basic EPS is computed based on the income applicable to Class A Common Shares (which is net income (loss) reduced by the dividends on the class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value ("Class A Preferred Shares")) divided by the weighted-average number of Class A Common Shares outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Common Shares plus dividends on the Class A Preferred Shares, divided by the weighted average number of Class A Common Shares and dilutive potential Class A Common Shares that were outstanding during the period. Dilutive potential Class A Common Shares include the convertible Class A Preferred Shares and dilutive options to purchase Class A Common Shares. At March 31, 1998, the Class A Preferred Shares and dilutive portion of options to purchase Class A Common Shares were considered Class A Common Share equivalents for purposes of calculating Diluted EPS. At March 31, 1997, there was no difference between Basic EPS and Diluted EPS or weighted average Class A Common Shares outstanding, as there were no dilutive securities outstanding.

4.  Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which is effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported in the shareholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income (loss) was $2,555,000 and $(467,000) for the three months ended March 31, 1998 and 1997, respectively. The primary component of comprehensive income other than net income was unrealized gain (loss) on available-for-sale securities.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



5.   Loans and Other Investments

At March 31, 1998, the amount and weighted average interest rate the Company's loans and other investments by category was as follows (in thousands):



                                                                                               Weighted
                                                                                                Average
                                                                     Amount                  Interest Rate
                                                               -------------------        -------------------
         Mortgage Loans                                         $       201,367                   11.20%
         Mezzanine Loans                                                147,111                   11.79%
         Subordinated Interests                                          67,486                    9.68%
         Other mortgage loans receivable                                  2,052                    8.41%
                                                               -------------------
         Total loans and other investments                              418,016                   11.15%
           Less:  Reserve for possible credit losses                       (942)
                                                               ===================
         Net loans and other investments                        $       417,074
                                                               ===================

At March 31, 1998, $307.1 million of the aforementioned loans and other investments bear interest at floating rates ranging from LIBOR plus 370 basis points to LIBOR plus 660 basis points before amortization of fees, premiums and discounts. The remaining $110.9 million of loans and other investments were originated or purchased with fixed rates ranging from 8.5% to 12% at March 31, 1998. All of the loans and other investments financed at fixed rates were swapped to yield a floating rate. The weighted average interest rate in effect at March 31, 1998, including interest rate swaps and amortization of fees, premiums and discounts, was 11.15%.

During the quarter ended March 31, 1998, the Company completed nine new loan and investment transactions totaling approximately $188.1 million and provided $5.4 million of additional fundings on two existing loans. The Company funded $177.1 million of the foregoing loans and investments through March 31, 1998 and had unfunded commitments on such assets totaling $37.9 million at March 31, 1998.

At March 31, 1998, the Company has letters of intent outstanding for various other lending transactions, which were subject to satisfaction of certain conditions.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



6.   Long-Term Debt


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



7.  Income Taxes


The Company will elect to file a consolidated federal income tax return for the year ending December 31, 1998. The provision for income taxes for the quarter ended March 31, 1998 is comprised of the following (in thousands):

Current
   Federal                                                               $     787
   State                                                                       417
   Local                                                                       376
Deferred
   Federal                                                                    -
   State                                                                      -
   Local                                                                      -
                                                                       ==============
Provision for income taxes                                               $   1,580
                                                                       ==============


The Company has federal net operating loss carryforwards ("NOLs") as of March 31, 1998 of approximately $19.0 million. Such NOLs expire through 2012. The Company also has a federal capital loss carryover of approximately $1.6 million that can be used to offset future capital gains. Due to an affiliate's purchase of 6,959,593 Class A Common Shares from the Company's former parent in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.5 million annually. Any unused portion of such annual limitation can be carried forward to future periods. The Company also has approximately $3.5 million of NOLs from losses in 1997 (after the ownership changes described above) that can be utilized against taxable income in 1998.


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


8.  Employee Benefit Plans


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


During the quarter ended March 31, 1998, the Company issued an aggregate of 925,250 options to acquire Class A Common Shares with an exercise price of $10.00 per share (the closing Class A Common Share price on the date of the grant) and 72,500 shares of restricted shares which will begin to vest in January 2001 and fully vest in January 2003. In addition, as of March 31, 1998, the Company had outstanding ISOs and NQSOs (the "Grants") pursuant to the Incentive Share Plan to purchase an aggregate of 604,500 Class A Common Shares with an exercise price of $6.00 per share.

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


         After the 1997 Annual Meeting, the Company completed two significant financing and capital raising transactions. As of September 30, 1997, the Company obtained a $150 million line of credit ("Credit Facility") from a commercial lender, which was subsequently increased to $250 million as of January 1, 1998. On December 16, 1997, the Company completed a public offering of 9,000,000 Class A Common Shares resulting in net proceeds to the Company of approximately $91.4 million. This significant source of borrowed funds and infusion of cash allowed the Company to commence full scale operations as a specialty finance company pursuant to its current business plan.


Overview of Financial Condition


         During the first quarter of 1998, the Company completed nine new loan and investment transactions totaling approximately $188.1 million and provided $5.4 million of additional fundings on two existing loans. The Company funded $177.1 million of the foregoing loans and investments through March 31, 1998 which enabled the Company to grow its assets from $317.4 million to $445.2 million. The significant infusion of cash from the public offering of Class A Common Shares in December 1997 allowed the Company to expand its specialty finance company operations. The equity capital provided by the public offering, used in combination with additional borrowings under the Credit Facility and repurchase financing, allowed the Company to make the investments described below.


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


         As of March 31, 1998, certain of the Company's loans and other investments have been hedged so that the assets and the corresponding liabilities were matched at floating rates over LIBOR. The Company has entered into interest rate swap agreements for notional amounts totaling approximately $49.9 million with financial institution counterparties whereby the Company swapped fixed rate instruments, which averages approximately 6.14%, for floating rate instruments based on the London Interbank Offered Rate ("LIBOR"). The agreements mature at varying times from December 1998 to April 2006.


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

                                                       CAPITAL TRUST



August 14, 1998                                        /s/ John R. Klopp
---------------                                        -----------------
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