Form 10-Q
period 1998-06-30
CAPITAL TRUST
filed 1998-08-14
CIK 16387

As filed with the Securities and Exchange Commission on August 14, 1998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:             1-8063


                                  CAPITAL TRUST
             (Exact name of registrant as specified in its charter)

California                                                 94-6181186
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

605 Third Avenue, 26th Floor, New York, NY                                 10016
--------------------------------------------------------------------------------
(Address of principal executive offices)                               Zip Code)


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

Yes /X/    No / /]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practical date.

Class                                             Outstanding at August 13, 1998
-------------------------------------------       ------------------------------
Class A Common Shares of Beneficial Interest,            18,213,816
$1.00 par value ("Class A Common Shares")

                                  CAPITAL TRUST
                                      INDEX

Part I.    Financial Information


           Item 1:   Financial Statements                                            1

                   Consolidated  Balance Sheets - June 30, 1998  (unaudited) and
                        December 31, 1997 (audited) 1

                   Consolidated  Statements of Operations - Three and Six Months
                        Ended June 30, 1998 and 1997 (unaudited)                     2

                   Consolidated Statements of Changes in Shareholders'  Equity -
                        Six Months Ended June 30, 1998 and 1997 (unaudited)          3

                   Consolidated Statements of Cash Flows - Six Months Ended June
                        30, 1998 and 1997 (unaudited)                                4

                   Notes to Consolidated Financial Statements (unaudited)            5

           Item 2:   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                            12

Part II.   Other Information

           Item 1:      Legal Proceedings                                           18

           Item 2:      Changes in Securities                                       18

           Item 3:      Defaults Upon Senior Securities                             18

           Item 4:      Submission of Matters to a Vote of Security Holders         18

           Item 5:      Other Information                                           18

           Item 6:      Exhibits and Reports on Form 8-K                            18

           Signatures                                                               20



                         Capital Trust and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997
                                 (in thousands)


                                                                                    June 30,            December 31,
                                                                                      1998                  1997
                                                                             -------------------     ----------------
                                                                                  (unaudited)           (audited)
                                        Assets

Cash and cash equivalents                                                    $        9,804           $       49,268
Commercial mortgage-backed securities and other available-for-sale
   securities, at fair value                                                         67,688                   11,975
Loans and other investments, net of $1,702 (unaudited) and $462 reserve for possible Credit losses at June 30, 1998 and
   December 31, 1997, respectively
                                                                                    545,530                  251,812
Excess of purchase price over net tangible assets acquired, net                         319                      331
Deposits and other receivables                                                        2,438                      284
Accrued interest receivable                                                           5,520                      818
Prepaid and other assets                                                              5,962                    2,878
                                                                           ====================     ====================
     Total assets                                                            $      637,261           $      317,366
                                                                           ====================     ====================

                         Liabilities and Shareholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                     $        8,758           $        5,718
   Notes payable                                                                     14,611                    4,953
   Credit Facilities                                                                353,894                   79,864
   Repurchase obligations                                                           105,954                   82,173
   Deferred origination fees and other revenue                                        4,989                    1,369
                                                                           --------------------     --------------------
Total liabilities                                                                   488,206                  174,077
                                                                           --------------------     --------------------

Commitments and contingencies

Shareholders' equity:
   Class A Preferred Shares, $1.00 par value, $0.26 cumulative annual dividend, 12,639 shares authorized, 12,268 shares issued and
     outstanding (liquidation preference of $33,000)                                 12,268                   12,268
   Class A Common Shares, $1.00 par value; unlimited shares
     authorized, 18,157 shares issued and outstanding                                18,157                   18,157
   Restricted Class A Common Shares, $1.00 par value, 72 shares issued
     and outstanding at June 30, 1998                                                    72                     -
   Additional paid-in capital                                                       158,790                  158,137
   Unearned compensation                                                               (646)                    -
   Accumulated other comprehensive income                                               (55)                     387
   Accumulated deficit                                                              (39,531)                 (45,660)
                                                                           --------------------     --------------------
Total shareholders' equity                                                          149,055                  143,289
                                                                           --------------------     --------------------

Total liabilities and shareholders' equity                                   $      637,261           $      317,366
                                                                           ====================     ====================

     See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Operations
                Three and Six Months Ended June 30, 1998 and 1997
                      (in thousands, except per share data)
                                   (unaudited)


                                                            Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
                                                    -----------------------------------    -------------------------------------
                                                         1998                 1997                1998                 1997
                                                    --------------     ----------------    ----------------    -----------------
Income from loans and other investments:
   Interest and related income                        $     14,066       $          40       $      22,043       $          76
   Less: interest and related expenses                       6,516                -                  9,597                -
                                                    --------------
                                                                       ----------------    ----------------    -----------------
     Net income from loans and other investments             7,550                  40              12,446                  76
                                                    --------------     ----------------    -----------------    -----------------

Other revenues:
   Advisory and investment banking fees                      5,790                -                 8,650                 -
   Rental income                                               -                    15                -                    305
   Other interest income                                       310                 316                680                  603
   Loss on sale of rental properties                           -                  -                   -                   (432)
                                                    --------------     ----------------    -----------------    ----------------
     Total other revenues                                    6,100                 331              9,330                  476
                                                    --------------     ----------------    -----------------    -----------------

 Other expenses:
   General and administrative                                4,020                 710              7,261                1,142
   Other interest expense                                      105                  24                211                  123
   Rental property expenses                                    -                   (14)              -                     123
   Depreciation and amortization                                62                   3                108                   24
   Provision for possible credit losses                        760                -                 1,240                 -
                                                    --------------     ----------------    -----------------    -----------------
     Total other expenses                                    4,947                 723              8,820                1,412
                                                    --------------     ----------------    -----------------    -----------------

   Net income (loss) before income taxes                     8,703                (352)            12,956                 (860)
Provision for income taxes                                   3,679               -                  5,259                -
                                                    --------------     ----------------    -----------------    -----------------

   Net income (loss)                                  $      5,024        $       (352)      $      7,697       $         (860)
Less:  Class A Preferred Share dividend and
dividend requirement                                           784               -                  1,568                -
                                                    --------------     ----------------    -----------------    -----------------

   Net income (loss) allocable to Class A
      Common Shares                                   $     4,240        $        (352)      $      6,129       $         (860)
                                                    =============     ================    =================    =================

Per share information:
   Net income (loss) per Class A Common Share:
     Basic                                             $     0.23        $      (0.04)       $      0.34        $       (0.09)
                                                    =============     ================    =================    =================
     Diluted                                           $     0.16        $      (0.04)       $      0.25        $       (0.09)
                                                    =============     ================    =================    =================
   Weighted average Class A Common Shares
   outstanding:
     Basic                                             18,229,650           9,157,150         18,218,835            9,157,150
                                                    =============     ================    =================    =================
     Diluted                                           30,770,567           9,157,150         30,744,162            9,157,150
                                                    =============     ================    =================    =================

See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                 For the Six Months Ended June 30, 1998 and 1997
                                 (in thousands)
                                   (unaudited)

                                                                                       Restricted
                                                            Class A     Class A         Class A
                                    Comprehensive           Common     Preferred        Common
                                     Income (Loss)           Shares      Shares         Shares
                                    ------------------      ----------------------------------------

Six months ended June 30, 1997
-----------------------------
Balance at December 31, 1996          $      -              $       -      $ 9,157      $   -
Net loss                                  (860)                     -          -            -
Change in unrealized gain (loss)           157                      -          -            -
   on available-for-sale securities
Other                                        -                      -          -            -
                                        ==================  ========================================
Balance at June 30, 1997                $         (703)      $      -      $ 9,157      $   -
                                        ==================  ========================================

Six months ended June 30, 1998
------------------------------
Balance at December 31, 1997            $      -            $   12,268     $18,157      $   -     $
Net income                                  7,697                  -           -            -
Change in unrealized gain (loss)             (442)                 -           -            -
  on available-for-sale securities
Issuance of restricted                         -                   -           -              72
  Class A Common Shares
Restricted Class A Common
  Shares earned                                -                   -           -            -
Class A Preferred Share
  Dividend                                     -                   -           -            -
                                         =================  ========================================
Balance at June 30, 1998                 $        7,255      $   12,268    $18,157      $    72
                                         =================  ========================================



                                                                      Accumulated
                                        Additional                       Other
                                        Paid-In       Unearned      Comprehensive     Accumulated
                                        Capital     Compensation        Income          Deficit        Total
                                     ----------------------------------------------------------------------------

Six months ended June 30, 1997
-----------------------------
Balance at December 31, 1996            $  55,098     $     -       $        (22)    $ (39,762)    $   24,471
Net loss                                     -              -                  -          (860)          (860)
Change in unrealized gain (loss)             -              -                157          -               157
   on available-for-sale securities
Other                                         27           -                  -          -                27
                                    ============================================================================
Balance at June 30, 1997              $  55,125      $     -       $        135     $ (40,622)    $   23,795
                                    ============================================================================

Six months ended June 30, 1998
------------------------------
Balance at December 31, 1997         $ 158,137      $      -       $        387     $ (45,660)    $  143,289
Net income                                 -               -                 -            7,697        7,697
Change in unrealized gain (loss)           -               -               (442)          -             (442)
  on available-for-sale securities
Issuance of restricted                       653           (725)             -              -            -
  Class A Common Shares
Restricted Class A Common
  Shares earned                             -                79              -              -             79
Class A Preferred Share
  Dividend                                  -              -                 -         (1,568)        (1,568)
                                    ===========================================================================
Balance at June 30, 1998              $ 158,790      $    (646)      $      (55)    $ (39,531)    $  149,055
                                    ============================================================================

     See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1998 and 1997
                            (in thousands)(unaudited)

                                                                                       1998                     1997
                                                                               -------------------    ------------------
Cash flows from operating activities:
   Net income (loss)                                                             $        7,697         $         (860)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                                        108                     25
       Restricted Class A Common Shares earned                                               79                   -
       Net amortization of premiums and accretion of discounts on loans
          and other investments                                                             477                   -
       Loss on sale of investments and properties                                          -                       432
       Provision for possible credit losses                                               1,240                   -
   Changes in assets and liabilities:
       Deposits and receivables                                                          (2,154)                   (89)
       Accrued interest receivable                                                       (4,702)                  -
       Prepaid and other assets                                                          (2,940)                  (403)
       Deferred  revenue                                                                  3,620                   -
       Accounts payable and accrued expenses                                              3,040                    834
      Other liabilities                                                                   -                       (70)
                                                                               -------------------    ------------------
   Net cash provided by (used in) operating activities                                    6,465                   (131)
                                                                               -------------------    ------------------

Cash flows from investing activities:
       Origination and purchase of loans and other investments                         (410,599)               (49,524)
       Principal collections of loans and other investments                              54,843                     16
       Purchases of equipment and leasehold improvements                                   (240)                  -
       Improvements to rental properties                                                   -                       (64)
       Proceeds from sale of rental properties                                             -                     7,306
       Principal collections on available-for-sale securities                             4,166                  1,576
                                                                               -------------------    ------------------
   Net cash used in investing activities                                               (351,830)               (40,690)
                                                                               -------------------    ------------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                              41,837                 42,451
       Repayment of repurchase obligations                                              (18,056)                  -
       Proceeds from credit facilities                                                  383,289                   -
       Repayment of credit facilities                                                  (109,259)                  -
       Proceeds from notes payable                                                       10,170                   -
       Repayment of notes payable                                                          (512)                (4,296)
       Dividends paid on Class A Preferred Shares                                        (1,568)                  -
       Additional Paid-in Capital                                                          -                        27
                                                                               -------------------    ------------------
   Net cash provided by financing activities                                            305,901                 38,182
                                                                               -------------------    ------------------

Net decrease in cash and cash equivalents                                               (39,464)                (2,639)
Cash and cash equivalents at beginning of period                                         49,268                  4,698
                                                                               ===================    ==================
Cash and cash equivalents at end of period                                       $        9,804         $        2,059
                                                                               ===================    ==================

Supplemental disclosure of cash flow information
Interest paid during the period                                                  $        7,640         $          123
                                                                               ===================    ==================
Taxes paid during the period                                                     $        3,139         $           -
                                                                               ===================    ==================


     See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (unaudited)


1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1997 Form 10-K of Capital Trust and Subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

At December 31, 1996, the Company owned commercial rental property in Sacramento, California through a 59% limited partnership interest in Totem Square L.P., a Washington limited partnership ("Totem"), and an indirect 1% general partnership interest in Totem through its wholly-owned subsidiary, Cal-REIT Totem Square, Inc. An unrelated party held the remaining 40% interest. This property was sold during the quarter ended June 30, 1997 and the Totem Square L.P. and Totem Square, Inc. subsidiaries were liquidated and dissolved.

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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

3.  Earnings Per Class A Common Share

Earnings per Class A Common Share is presented based on the requirements of Statement of Accounting Standards No. 128 ("SFAS No. 128") which is effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standard for computing earnings per share and makes them comparable with international earnings per share standards. The statement replaces primary earnings per share with basic earnings per share ("Basic EPS") and fully diluted earnings per share with diluted earnings per share ("Diluted EPS"). Basic EPS is computed based on the income applicable to Class A Common Shares (which is net income (loss) reduced by the dividends on the class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value ("Class A Preferred Shares")) divided by the weighted-average number of Class A Common Shares outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Common Shares plus dividends on the Class A Preferred Shares, divided by the weighted average number of Class A Common Shares and dilutive potential Class A Common Shares that were outstanding during the period. Dilutive potential Class A Common Shares include the convertible Class A Preferred Shares and dilutive options to purchase Class A Common Shares. At June 30, 1998, the Class A Preferred Shares and dilutive portion of options to purchase Class A Common Shares were considered Class A Common Share equivalents for purposes of calculating Diluted EPS. At June 30, 1997, there was no difference between Basic EPS and Diluted EPS or weighted average Class A Common Shares outstanding, as there were no dilutive securities outstanding.

4.  Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which is effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported in the shareholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income (loss) was $4,700,000 and $(236,000) for the three months ended June 30, 1998 and 1997, respectively, and $7,255,000 and $(703,000) for the six months ended June 30, 1998 and 1997, respectively. The primary component of comprehensive income other than net income was unrealized gain (loss) on available-for-sale securities.

5.  Loans and Other Investments

At June 30, 1998, the amount and weighted average interest rate the Company's loans and other investments by category was as follows (in thousands):

                                                                                                 Weighted
                                                                                                  Average
                                                                     Amount                    Interest Rate
                                                               -------------------        -------------------
         Mortgage Loans                                         $       277,653                   11.43%
         Mezzanine Loans                                                267,539                   11.60%
         Other mortgage loans receivable                                  2,040                    8.41%
                                                               -------------------
         Total loans and other investments                              547,232                   11.50%
           Less:  Reserve for possible credit losses                     (1,702)
                                                               ===================
         Net loans and other investments                        $       545,530
                                                               ===================

At June 30, 1998, $414.2 million of the aforementioned loans and other investments bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 700 basis points before amortization of fees, premiums and discounts. The remaining $133.0 million of loans and other investments were originated or purchased with fixed rates ranging from 8% to 12% at June 30, 1998. All of the loans and other investments with fixed rates were the subject of interest rate swaps to provide a floating rate. The weighted average interest rate in effect at June 30, 1998, including interest rate swaps and amortization of fees, premiums and discounts, was 11.50%.

During the six months ended June 30, 1998, the Company completed eighteen new loan and investment transactions totaling approximately $436.7 million and provided $7.4 million of additional fundings on four existing loans. The Company funded $410.6 million of the foregoing loans and investments through June 30, 1998 and had unfunded commitments on such assets totaling $45.4 million at June 30, 1998.

During the quarter ended June 30, 1998, due to prepayments made on underlying securities that reduced the interest rate/risk profile and maturity of a subordinated interest security, the Company concluded that it no longer anticipated holding this security to maturity. The security was sold during the quarter ended September 30, 1998 at par. Because of this decision to sell a held-to-maturity security, the Company has transferred all subordinated interests, which have a book value of $60,321 as of June 30, 1998, from held-to-maturity securities to available-for-sale at amortized costs which approximated market value.

At June 30, 1998, the Company had committed to originate one loan for $28.0 million subject to definitive documentation (of which $23.0 million was funded in early July 1998) and had letters of intent outstanding for various other lending transactions, which were subject to satisfaction of certain conditions.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


6.  Long-Term Debt

Credit Facilities

Effective January 1, 1998, pursuant to an amended and restated credit agreement, the Company increased its existing line of credit with a commercial lender to $250 million (the "Credit Facility") and subsequently further amended the credit agreement to increase the facility to $300 million effective June 22, 1998. An additional commitment fee was paid when the Company's borrowings exceeded $250 million. The Credit Facility provides for advances to fund lender-approved loans and investments made by the Company. The amended and restated agreement expires on December 31, 2000.

On June 8, 1998, the Company entered into an additional credit agreement with another commercial lender that provides for a $300 million line of credit that expires in November 1999 (the "Second Credit Facility" together with the Credit Facility, the "Credit Facilities"). The Second Credit Facility provides for advances to fund lender-approved loans and investments made by the Company (such loans and investments together with loans and investments approved under the Credit Facility, the "Funded Portfolio Assets").

The Company incurred an initial commitment fee upon the signing of the Second Credit Facility and will pay an additional commitment fee when borrowings exceed $250 million. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The Second Credit Facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the Second Credit Facility. The Second Credit Facility contains customary representations and warranties, covenants and conditions and events of default. The Second Credit Facility also contains a covenant obligating the Company to avoid undergoing an ownership change that results in Craig M. Hatkoff, John R. Klopp or Samuel Zell no longer retaining their senior offices and trusteeships with the Company and practical control of the Company's business and operations.

The obligations of the Company under the Credit Facilities are secured by pledges of the Funded Portfolio Assets acquired with advances under the Credit Facilities. Borrowings under the Credit Facilities bear interest at specified rates over LIBOR (averaging approximately 8.02% for the borrowings outstanding at June 30, 1998) which rates vary according to the credit quality of the Funded Portfolio Assets and the advance rate.

On June 30, 1998, the unused amounts available under the Credit Facilities were $246.1 million.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


Repurchase Obligations

In May 1998, the Company entered into a repurchase agreement in connection with the purchase of a subordinated participation in a note. At June 30, 1998, the Company has sold such assets totaling $19.0 million and has a liability to repurchase these assets for $15.2 million. The liability bears interest at specified rates over LIBOR (reflecting a total borrowing rate of 7.16% at June 30, 1998) and matures in May 1999.

7.       Income Taxes

The Company will elect to file a consolidated federal income tax return for the year ending December 31, 1998. The provision for income taxes for the six months ended June 30, 1998 is comprised of the following (in thousands):

Current
   Federal                                   $   2,842
   State                                         1,270
   Local                                         1,147
Deferred
   Federal                                        -
   State                                          -
   Local                                          -
                                           ==============
Provision for income taxes                   $   5,259
                                           ==============

The Company has federal net operating loss carryforwards ("NOLs") as of June 30, 1998 of approximately $17.7 million. Such NOLs expire through 2012. The Company also has a federal capital loss carryover of approximately $1.6 million that can be used to offset future capital gains. Due to an affiliate's purchase of 6,959,593 Class A Common Shares from the Company's former parent in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.5 million annually. Any unused portion of such annual limitation can be carried forward to future periods. The Company also has approximately $3.5 million of NOL's from losses in 1997 (after the ownership changes described above) that can be utilized against taxable income in 1998.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for the quarter ended June 30, 1998 is as follows (in thousands):


   Federal in/come tax at statutory rate (34%)                                   $  4,405        34.0%
   State and local taxes, net of federal tax benefit                               1,595        12.3
   Tax benefit of utilization of net operating loss carryforward                    (850)       (6.5)
   Other                                                                             109         0.8
                                                                            ------------------------------
                                                                                $  5,259        40.6%
                                                                            ==============================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The components of the net deferred tax assets recorded under SFAS No. 109 as of June 30, 1998 are as follows (in thousands):

   Net operating loss carryforward                                $     8,240
   Reserves on other assets and for possible credit losses              3,552
   Deferred revenue                                                       616
   Reserve for uncollectible accounts                                     208
                                                               -----------------
   Deferred tax assets                                            $    12,616
   Valuation allowance                                                (12,616)
                                                               -----------------
                                                                  $      -
                                                               =================

The Company recorded a valuation allowance to fully reserve its net deferred assets. Under SFAS No. 109, this valuation allowance will be adjusted in future years, as appropriate. However, the timing and extent of such future adjustments can not presently be determined.

8.  Employee Benefit Plans

1998 Long-Term Incentive Share Plan

On May 23, 1997, the Board of Trustees adopted the 1997 Long-Term Incentive Plan (the "Incentive Share Plan"), which became effective upon shareholder approval on July 15, 1997 at the 1997 annual meeting of shareholders (the "1997 Annual Meeting"). The Incentive Share Plan permits the grant of nonqualified share option ("NQSO"), incentive share option ("ISO"), restricted share, share appreciation right ("SAR"), performance unit, performance share and share unit awards. The Company has reserved an aggregate of 2,000,000 Class A Common Shares for issuance pursuant to awards under the Incentive Share Plan and the Company Non-Employee Trustee Share Plan. The maximum number of shares that may be subject of awards to any employee during the term of the Incentive Share Plan may not exceed 500,000 shares and the maximum amount payable in cash to any employee with respect to any performance period pursuant to any performance unit or performance share award is $1.0 million.

During the quarter ended June 30, 1998, the Company issued an aggregate of 82,000 options to acquire Class A Common Shares with an exercise price of between $10.00 and $11.38 per share (which were issued at or above the Class A Common Share price on the date of the grant).

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The following table summarizes the activity under the Incentive Share Plan for the six months ended June 30, 1998:

                                                           Options                 Exercise Price
                                                         Outstanding                  per Share
                                                  --------------------------  --------------------------
   Outstanding at January 1, 1998                               607,000                  $6.00
   Granted                                                    1,007,250             $10.00 - $11.38
   Exercised                                                         -
   Canceled                                                      57,500             $6.00 - $10.00
                                                  --------------------------  --------------------------
                                                  ==========================  ==========================
   Outstanding at June 30, 1998                               1,556,750             $6.00 - $11.38
                                                  ==========================  ==========================

9.   Subsequent Event

On July 28, 1998, the Company privately placed 150,000 8.25% Step Up Convertible Trust Preferred Securities (liquidation amount $1,000 per security) with an aggregate liquidation amount of $150 million (the "Convertible Trust Preferred Securities"). The Convertible Trust Preferred Securities were issued by the Company's consolidated statutory trust subsidiary, CT Convertible Trust I (the "Trust"). This private placement transaction was completed concurrently with the related issuance and sale to the Trust of the Company's 8.25% Step Up Convertible Junior Subordinated Debentures in the aggregate principal amount of $154,650,000 (the "Convertible Debentures"). Distributions on the Convertible Trust Preferred Securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the Convertible Debentures, the sole assets of the Trust. Distributions are payable only to the extent payments are made in respect to the Convertible Debentures.

The Company received $145.2 million in net proceeds, after original issue discount and transaction expenses, pursuant to the above transactions, reflecting an original issue discount of 3% from the liquidation amount of the Convertible Trust Preferred Securities. The proceeds were initially used to pay down the Company's Credit Facilities. The Convertible Trust Preferred Securities are convertible at any time by the holders thereof into the Company's listed Class A Common Shares at a conversion price of $11.70. The Convertible Debentures have a 20-year maturity and are non-callable for five years. Upon repayment of the Convertible Debentures at maturity or upon redemption, the proceeds of such repayment or payment shall be simultaneously paid and applied to redeem, among other things, the Convertible Trust Preferred Securities. If the securities have not been redeemed by September 30, 2004, the distribution rate will step up by 0.75% per annum. The 3% ($4.5 million) discount on the issuance will be amortized over the life of the Convertible Trust Preferred Securities or 20 years.

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

         Immediately following the 1997 Annual Meeting, the Investment was consummated; 12,267,658 Class A Preferred Shares were sold to Veqtor for an aggregate purchase price of $33,000,000. Concurrently with the foregoing transaction, Veqtor purchased the 6,959,593 Class A Common Shares held by CTILP for an aggregate purchase price of approximately $21.3 million. As a result of these transactions, currently, Veqtor beneficially owns 19,227,251 (or approximately 63%) of the outstanding voting shares of the Company. Veqtor funded the approximately $54.3 million aggregate purchase price for the Class A Common Shares and Class A Preferred Shares with $5.0 million of capital contributions from its members and $50.0 million of borrowings under the 12% convertible redeemable notes (the "Veqtor Notes") issued to institutional investors. In June 1998, the Veqtor Notes were converted into preferred units of Veqtor by agreement between the common members of Veqtor and the institutional investors. Pursuant to an amended and restated limited liability company agreement of Veqtor, the Veqtor notes were converted into preferred units of Veqtor (the "Veqtor Preferred Units") and the institutional investors were admitted as preferred members of Veqtor. Veqtor may in the future redeem the Veqtor Preferred Units for an aggregate of 9,899,710 shares (assuming redemption on the earliest possible date, July 16, 1999). The common members of Veqtor and Veqtor agreed with the Company in December 1997 that Veqtor should redeem the preferred units then authorized by the original limited liability company agreement of Veqtor in effect at such time at the earliest date upon which Veqtor has the right to effectuate such redemption. Veqtor has confirmed to the Company that the foregoing agreement obligates Veqtor to redeem the Veqtor Preferred Units according to the timetable specified therein.

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

         After the 1997 Annual Meeting, the Company completed two significant financing and capital raising transactions. As of September 30, 1997, the Company obtained a $150 million line of credit ("Credit Facility") from a commercial lender, which was subsequently increased to $250 million as of January 1, 1998 and $300 million as of June 22, 1998. On December 16, 1997, the Company completed a public offering of 9,000,000 Class A Common Shares resulting in net proceeds to the Company of approximately $91.4 million. This significant source of borrowed funds and infusion of cash allowed the Company to commence full scale operations as a specialty finance company pursuant to its current business plan.

         On July 28, 1998, the Company privately placed 150,000 8.25% Step Up Convertible Trust Preferred Securities (liquidation amount $1,000 per security) with an aggregate liquidation amount of $150 million (the "Convertible Trust Preferred Securities"). The Convertible Trust Preferred Securities were issued by the Company's consolidated statutory trust subsidiary, CT Convertible Trust I (the "Trust"). This private placement transaction was completed concurrently with the related issuance and sale to the Trust of the Company's 8.25% Step Up Convertible Junior Subordinated Debentures in the aggregate principal amount of $154,650,000 (the "Convertible Debentures"). Distributions on the Convertible Trust Preferred Securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the Convertible Debentures, the sole assets of the Trust. Distributions are payable only to the extent payments are made in respect to the Convertible Debentures.

         The Company received $145.2 million in net proceeds, after original issue discount and transaction expenses, pursuant to the above transactions, reflecting an original issue discount of 3% from the liquidation amount of the Convertible Trust Preferred Securities. The proceeds were initially used to pay down the Company's Credit Facilities. The Convertible Trust Preferred

Securities are convertible at any time by the holders thereof into the Company's listed Class A Common Shares at a conversion price of $11.70. The Convertible Debentures have a 20-year maturity and are non-callable for five years. Upon repayment of the Convertible Debentures at maturity or upon redemption, the proceeds of such repayment or payment shall be simultaneously paid and applied to redeem, among other things, the Convertible Trust Preferred Securities. If the securities have not been redeemed by September 30, 2004, the distribution rate will step up by 0.75% per annum. The 3% ($4.5 million) discount on the issuance will be amortized over the life of the Convertible Trust Preferred Securities or 20 years.

Overview of Financial Condition

         During the six months ended June 30, 1998, the Company completed eighteen new loan and investment transactions totaling approximately $436.7 million and provided $7.4 million of additional fundings on four existing loans. The Company funded $410.6 million of the foregoing loans and investments through June 30, 1998, which enabled the Company to grow its assets from $317.4 million to $637.3 million. The significant infusion of cash from the public offering of Class A Common Shares in December 1997 allowed the Company to expand its specialty finance company operations. The equity capital provided by the public offering, used in combination with additional borrowings under the Credit Facilities (as defined below) and repurchase financing, allowed the Company to make the investments described below.

         Since December 31, 1997, the Company has identified, negotiated and committed to fund or acquire eighteen loan and investment transactions. These include eight Mortgage Loan transactions totaling $153.5 million (of which $16.1 million remains unfunded at June 30, 1998), eight Mezzanine Loan transactions totaling $246.9 million (of which $17.4 million remains unfunded at June 30, 1998), and two acquisitions of three classes of subordinated interests issued by a financial asset securitization investment trust totaling $36.3 million. The Company also funded $7.4 million of commitments under four existing loans. The Company believes that these investments will provide investment yields within the Company's target range of 400 to 600 basis points above LIBOR. The Company maximizes its return on equity by utilizing its existing cash on hand and then employing leverage on its investments (employing a cash optimization model). The Company may make investments with yields that fall outside of the investment range set forth above, but that correspond with the level of risk perceived by the Company to be inherent in such investments. At June 30, 1998, the Company had outstanding loans and investments totaling in excess of $581 million, additional commitments for fundings on outstanding loans of approximately $45.4 million and a $28.0 million commitment to originate a new mortgage loan (of which $23.0 million was funded in early July 1998).

         When possible, in connection with the acquisition of investments, the Company obtains seller financing in the form of repurchase agreements. Four of the transactions completed during the six months ended June 30, 1998 described above were financed in this manner representing total original repurchase financings of $41.8 million. These financings are generally completed at discounted terms as compared to those available under the Credit Facilities.

         Effective January 1, 1998, pursuant to an amended and restated credit agreement, the Company increased its line of credit under the Credit Facility to $250 million and subsequently increased the facility to $300 million effective June 22, 1998. An additional commitment fee was paid when the Company's borrowings exceeded $250 million. The Credit Facility provides for advances to fund lender-approved loans and investments made by the Company. The Credit Facility expires on December 31, 2000.

         On June 8, 1998, the Company entered into an additional credit agreement with another commercial lender that provides for a $300 million line of credit that expires in November 1999 (the "Second Credit Facility" together with the Credit Facility, the "Credit Facilities"). The Second Credit Facility provides for advances to fund lender-approved loans and investments made by the Company (such loans and investments together with loans and investments approved under the Credit Facility, "Funded Portfolio Assets").

         The Company incurred an initial commitment fee upon the signing of the Second Credit Facility and an additional commitment fee will be due when borrowings exceed $250 million. Future repayments and redrawdowns of amounts previously subject to the drawdown fee will not require the Company to pay any additional fees. The Second Credit Facility provides for margin calls on asset-specific borrowings in the event of asset quality and/or market value deterioration as determined under the Second Credit Facility. The Second Credit Facility contains customary representations and warranties, covenants and conditions and events of default. The Second Credit Facility also contains a covenant obligating the Company to avoid undergoing an ownership change that results in Craig M. Hatkoff, John R. Klopp or Samuel Zell no longer retaining their senior offices and trusteeships with the Company and practical control of the Company's business and operations.

         At June 30, 1998, the Company had $353.9 million of outstanding borrowings under the Credit Facilities.

         As of June 30, 1998, certain of the Company's loans and other investments have been hedged so that the assets and the corresponding liabilities were matched at floating rates over LIBOR. The Company has entered into interest rate swap agreements for notional amounts totaling approximately $87.4 million with financial institution counterparties whereby the Company swapped fixed rate instruments, which averages approximately 6.04%, for floating rate instruments based on the London Interbank Offered Rate ("LIBOR"). The agreements mature at varying times from December 1998 to July 2008.

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

Comparison of the Six and Three Months Ended June 30, 1998 to the
     Six and Three Months Ended June 30, 1997

         The Company reported net income allocable to Class A Common Shares of $6,129,000 for the six months ended June 30, 1998, an increase of $6,989,000 from the net loss allocable to Class A Common Shares of $860,000 for the six months ended June 30, 1997. The Company reported net income allocable to Class A Common Shares of $4,240,000 for the three months ended June 30, 1998, an increase of $4,592,000, from the net loss allocable to Class A Common Shares of $352,000 for the three months ended June 30, 1997. These changes were primarily the result of the revenues generated from loans and other investments and significant advisory and investment banking fees.

         Net income from loans and other investments increased $12,370,000 to $12,446,000 for the six months ended June 30, 1998 over the $76,000 for the six months ended June 30, 1997. Net income from loans and other investments increased $7,510,000 to $7,550,000 for the three months ended June 30, 1998 over the $40,000 for the three months ended June 30, 1997. This increase is primarily attributable to the revenue earned by the Company from new loans and investments originated or acquired by the Company that increased by more than $550 million from June 30, 1997 to June 30, 1998. The increase in net income was partially offset by the interest paid on repurchase agreements and the Credit Facilities during the six months and quarter ended June 30, 1998. No interest expense for these types of borrowings was incurred during the six months or quarter ended June 30, 1997.

         During the six months ended June 30, 1998, other revenues increased $8,854,000 to $9,330,000 over the same period in 1997. The increase during the three months ended June 30, 1998 over the same period in 1997 was $5,769,000 to $6,100,000. The increase for the six months ended June 30, 1998 was primarily due to the addition of $8,650,000 of advisory and investment banking fees generated by Victor Capital and its related subsidiaries, which was partially offset by a $305,000 decrease in rental income as the Company sold its remaining rental properties during the first quarter of 1997. The sales of the rental properties in the first quarter of 1997 resulted in the Company recognizing a loss of $432,000. The Company sold a shopping center in Sacramento, California and recognized a net loss of approximately $34,000. The Company also sold a retail property located in Kirkland, Washington, resulting in a net loss of approximately $398,000, the majority of which was attributable to transfer taxes and the elimination of unamortized tenant improvements and leasing commissions. The increase for the three months ended June 30, 1998 was primarily due to the addition of $5,790,000 of advisory and investment banking fees generated by Victor Capital and its related subsidiaries.

         Other expenses increased from $1,412,000 for the six months ended June 30, 1997 to $8,820,000 for six months ended June 30, 1998 and from $723,000 for the three months ended June 30, 1997 to $4,947,000 for the three months ended June 30, 1998. The increase was primarily due to the additional general and administrative expenses necessary for the commencement and continuation of full-scale operations as a specialty finance company, the largest component of such expenses is employee salaries and related costs, and the increase in the provision for possible credit losses. As of June 30, 1998, the Company had 42 full time employees as compared to none at June 30, 1997. The provision for possible credit losses was $1,240,000 for the six months ended June 30, 1998 and was $760,000 for the three months ended June 30, 1998 as the Company provided reserves on its loan and investment portfolio pursuant to its reserve policy. The Company had no provision for possible credit loss in the quarter or six months ended June 30, 1997.

         In 1997, the Company did not incur any income tax expense or benefit associated with the loss it incurred due to the uncertainty of realization of net operating loss carryforwards. In the six and three months ended June 30, 1998, the Company accrued $5,259 and 3,679, respectively, of income tax expense for federal, state and local income taxes. For federal purposes, the Company utilized one half of the expected net operating loss carryforward to be utilized in 1998 in calculating the accrual for the six months ended June 30, 1998 and one quarter of the expected net operating loss carryforward to be utilized in 1998 in calculating the accrual for the three months ended June 30, 1998.

         The preferred share dividend and dividend requirement arose in 1997 as a result of the Company's issuance of $33 million of Class A Preferred Shares on July 15, 1997. Dividends accrue on these shares at a rate of 9.5% per annum on a per share price of $2.69 for the 12,267,658 shares outstanding.

Liquidity and Capital Resources

         At June 30, 1998, the Company had $9,804,000 in cash. The primary sources of liquidity for the Company for the remainder of 1998, which the Company believes will adequately meet future operating liquidity and capital resource requirements, will be cash on hand, cash generated from operations, interest payments received on its investments, loans and securities, additional borrowings under the Company's Credit Facilities and the $145.2 million in net proceeds, after original issue discount and transaction expenses, from the issuance of the Convertible Trust Preferred Securities. The primary demands on the Company's capital resources will be the funding required for the origination or acquisition of loans and other investments as the Company continues with its specialty finance operations and the growth of its portfolio of loans and other investments.

         The Company experienced a net decrease in cash of $39,464,000 for the six months ended June 30, 1998, compared to $2,639,000 for the six months ended June 30, 1997. This use of cash was primarily due to the utilization of the proceeds of the Class A Common Share offering in the fourth quarter of 1997 in making loans and other investments during the first six months of 1998 offset by additional borrowings. Cash provided by operating activities during the six months ended June 30, 1998 increased by $6,596,000 to $6,465,000, from cash used in operating activities of $131,000 during the same period of 1997. For the six months ended June 30, 1998, cash used in investing activities was $351,830,000, an increase of $311,140,000 from $40,690,000 during the same period in 1997 primarily the result of the loans and other investments completed since December 31, 1997. The increase in cash provided by financing activities, which increased $267,719,000 to $305,901,000 from $38,182,000, was due primarily to the proceeds of repurchase obligations and net borrowings under the Credit Facilities.

         At June 30, 1998, the Company has three outstanding notes payable totaling $14,611,000, outstanding borrowings on the Credit Facilities of $353,894,000 and outstanding repurchase obligations of $105,954,000.

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

                           None

ITEM 5:       Other Information

                           None

ITEM 6:       Exhibits and Reports on Form 8-K

     (a)   Exhibits

        Exhibit
        Number                                             Description


         10.1 Master Loan and Security Agreement, dated as of June 8, 1998, between the Company and Morgan Stanley Mortgage Capital Inc.

         10.2         CMBS Loan  Agreement,  dated as of June 30, 1998,  between
                      the  Company  and  Morgan  Stanley  &  Co.   International
                      Limited.

         10.3 First Amendment to Amended and Restated Credit Agreement, dated as of June 22, 1998, between the Company and German American Capital Corporation.

         11.1 Statements regarding computation of earnings (loss) per share


         27.1         Financial Data Schedules

     (b)   Reports on Form 8-K

          During the fiscal quarter ended June 30, 1998, the Company filed five Current Reports on Form 8-K:

          (1) Current Report on Form 8-K, dated March 20, 1998, as filed with the Commission on April 6, 1998, reporting under Item 2 "Acquisition or Disposition of Assets" the origination and funding in part of a subordinate acquisition loan obligation.

          (2) Current Report on Form 8-K, dated April 21, 1998, as filed with the Commission on April 23, 1998, reporting under Item 2 "Acquisition or Disposition of Assets" the origination and funding of a junior mezzanine loan obligation.

          (3) Current Report on Form 8-K, dated May 14, 1998, as filed with the Commission on May 22, 1998, reporting under Item 2 "Acquisition or Disposition of Assets" the acquisition of a subordinate interest in a mortgage loan and tenant improvement facility.

          (4) Current Report on Form 8-K, dated June 2, 1998, as filed with the Commission on June 12, 1998, reporting under Item 2 "Acquisition or Disposition of Assets" the origination and funding in part of a first mortgage acquisition and improvements loan.

          (5) Current Report on Form 8-K, dated June 16, 1998, as filed with the Commission on June 24, 1998, reporting under Item 2 "Acquisition or Disposition of Assets" the origination and funding of a mezzanine loan.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPITAL TRUST



August 12. 1998                       /s/ John R. Klopp
                                      -----------------
Date                                  John R. Klopp
                                      Chief Executive Officer


                                      /s/ Edward L Shugrue III
                                      ------------------------
                                      Edward L. Shugrue III
                                      Managing Director and
                                      Chief Financial Officer