Form 10-K/A
period 1997-12-31
CAPITAL TRUST
filed 1998-08-17
CIK 16387

As filed with the Securities and Exchange Commission on August 17, 1998

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
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
         Title of Each Class                               on Which Registered
         -------------------                               -------------------
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

                                                            Yes /X/   No / /

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

--------------------------------------------------------------------------------
                                  CAPITAL TRUST
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PART I                                                                                 PAGE
--------------------------------------------------------------------------------

Item 1.           Business                                                               1
Item 2.           Properties                                                            10
Item 3.           Legal Proceedings                                                     10
Item 4.           Submission of Matters to a Vote of Security Holders                   10
--------------------------------------------------------------------------------

PART II
--------------------------------------------------------------------------------

Item 5.           Market for the Registrant's Common Equity and Related Security
                           Holder Matters                                               11
Item 6.           Selected Financial Data                                               12

Item 7.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                    13


Item 8.           Financial Statements and Supplementary Data                           19

Item 9.           Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                                     20



Signatures                                                                              21


Index to Consolidated Financial Statements                                             F-1

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

                                     PART I
--------------------------------------------------------------------------------

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

     Mortgage Loans. The Company actively pursues opportunities to originate and fund Mortgage Loans to real estate owners and property developers who need interim financing until permanent financing can be obtained. The Company's Mortgage Loans generally are not intended to be "permanent" in nature, but rather are intended to be of a relatively short-term duration, with extension options as deemed appropriate, and generally require a balloon payment at maturity. These types of loans are intended to be higher-
yielding loans with higher interest rates and commitment fees. Property owners or developers in the market for these types of loans include, but are not limited to, promoters of pre-formation REITs desiring to acquire attractive properties to contribute to the REIT before the formation process is complete, traditional property owners and operators who desire to acquire a property before it has received a commitment for a long-term mortgage from a traditional commercial mortgage lender, or a property owner or investor who has an opportunity to purchase its existing mortgage debt or third party mortgage debt at a discount; in each instance, the Company's loan would be secured by a Mortgage Loan. The Company may also originate traditional, long-term mortgage loans and, in doing so, would compete with traditional commercial mortgage lenders. In pursuing such a strategy, the Company generally intends to sell or refinance the senior portion of the mortgage loan, individually or in a pool, and retain a Mezzanine Loan. In addition, the Company believes that, as a result of the recent increase in commercial real estate securitizations, there are attractive opportunities to originate short-term bridge loans to owners of mortgaged properties that are temporarily prevented as a result of timing and structural reasons from securing long-term mortgage financing through securitization.

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


Interest Rate Management Techniques

     The Company has engaged in and will continue to engage in a variety of interest rate management techniques for the purpose of managing the effective maturity or interest rate of its assets and/or liabilities. These techniques also may be used to attempt to protect against declines in the market value of the Company's assets resulting from general trends in debt markets. Any such transaction is subject to risks and may limit the potential earnings on the Company's investments in real estate-related assets. Such techniques include interest rate swaps (the exchange of fixed rate payments for floating-rate payments) and interest rate caps. The Company uses interest rate swaps and interest rate caps to hedge mismatches in interest rate maturities, to reduce the Company's exposure to interest rate fluctuations and to provide more stable spreads between investment yields and the rates on their financing sources.
Amounts  arising  from the  differential  are  recognized  as an  adjustment  to interest income related to the earning asset. In June 1998, The FASB issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 1999, although earlier application is permitted. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's business strategy or financial reporting.


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

     Real Estate Investment Banking and Advisory Services. Victor Capital provides an array of real estate investment banking and advisory services to a variety of clients such as financial institutions, including banks and insurance companies, public and private owners of commercial real estate, creditor committees and investment funds. In such transactions, Victor Capital typically negotiates for a retainer and/or a monthly fee plus disbursements; these fees are typically applied against a success-oriented fee, which is based on achieving the client's goals. While dependent upon the size and complexity of the transaction, Victor Capital's fees for capital raising assignments are generally in the range of 0.5% to 3% of the total amount of debt and equity raised. For pure real estate advisory assignments, a fee is typically negotiated in advance and can take the form of a flat fee or a monthly retainer. In certain instances, Victor Capital negotiates for the right to receive a portion of its compensation in-kind, such as the receipt of stock in a publicly traded company.

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

--------------------------------------------------------------------------------

Item 2.           Properties
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

Item 3.           Legal Proceedings
--------------------------------------------------------------------------------

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

                                     PART II
--------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters
--------------------------------------------------------------------------------

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

                                                    High           Low
     1995
     First Quarter............................... $ 1 7/8       $  1 5/8
     Second Quarter..............................   1 7/8          1 1/2
     Third Quarter...............................   1 7/8          1 1/2
     Fourth Quarter..............................   1 5/8          1 1/8

     1996
     First Quarter...............................   1 1/2          1 1/8
     Second Quarter..............................   1 7/8          1 3/8
     Third Quarter...............................   2 3/4          1 5/8
     Fourth Quarter..............................   2 7/8          1 7/8

     1997
     First Quarter...............................   6 7/8          2 5/8
     Second Quarter..............................   6 1/8          4 1/2
     Third Quarter...............................  11 3/8          5 3/4
     Fourth Quarter..............................  15 1/8          9 13/16

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

--------------------------------------------------------------------------------


Item 6.           Selected Financial Data
--------------------------------------------------------------------------------

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

                                                               Years Ended December 31,
                                            -------------------------------------------------------------
                                               1997         1996        1995        1994         1993
                                            ------------ ----------- ------------------------ -----------
                                                            (in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Interest and investment income............     $6,445      $ 1,136      $1,396     $ 1,675       $  924
Advisory and asset management fees........      1,698          --          --          --           --
Rental income.............................        307        2,019       2,093       2,593        4,555
Gain (loss) on sale of investments........       (432)       1,069          66        (218)         131
Other.....................................        --           --           46         519          --
                                            ------------ ----------- ------------------------ -----------
   Total revenues.........................      8,018        4,224       3,601       4,569        5,610
                                            ------------ ----------- ------------------------ -----------
OPERATING EXPENSES:
Interest..................................      2,379          547         815       1,044        1,487
General and administrative................      9,463        1,503         933         813          662
Rental property expenses..................        124          781         688       2,034        2,797
Provision for possible credit losses......        462        1,743       3,281         119        7,928
Depreciation and amortization.............         92           64         662         595          847
                                            ------------ ----------- ------------------------ -----------
   Total operating expenses...............     12,520        4,638       6,379       4,605       13,721
                                            ------------ ----------- ------------------------ -----------
Loss before income tax expense............     (4,502)        (414)     (2,778)        (36)      (8,111)
Income tax expense                                (55)         --          --          --           --
                                            ------------ ----------- ------------------------ -----------
NET LOSS..................................     (4,557)        (414)     (2,778)        (36)      (8,111)
Less: Class A Preferred Share dividend and
   dividend requirement...................     (1,471)         --          --          --           --
                                            ------------ ----------- ------------------------ -----------
Net loss allocable to Class A Common Shares   $(6,028)      $ (414)    $(2,778)     $  (36)      $(8,111)
                                            ============ =========== ======================== ===========
PER SHARE INFORMATION:
Net loss per Class A Common Share, basic      $ (0.63)     $ (0.05)    $ (0.30)    $ (0.00)     $ (0.88)
   and diluted.............................
                                            ============ =========== ======================== ===========
Weighted average Class A Common Shares
   outstanding, basic and diluted..........     9,527        9,157       9,157       9,157        9,165
                                            ============ =========== ======================== ===========


                                                                  As of December 31,
                                            -------------------------------------------------------------
                                               1997         1996        1995        1994         1993
                                            ------------ ----------- ------------------------ -----------
BALANCE SHEET DATA:
Total assets...............................  $317,366      $30,036     $33,532     $36,540      $42,194
Total liabilities..........................   174,077        5,565       8,625       8,855       13,583
Shareholders' equity.......................   143,289       24,471      24,907      27,685       28,611


     The average net loss per Class A Common Share amounts prior to 1997 have been restated as required to comply with Statement of Financial Standards No.
128, "Earnings per Share" ("Statement No. 128"). For further discussion of Earnings per Class A Common Share and the impact of Statement No. 128, see Note 3 to the Company's consolidated financial statements.

--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

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


     Since June 30, 1997, the Company has identified, negotiated and committed to fund or acquire twelve loan and investment transactions, including six Mortgage Loans totaling $169.7 million (including unfunded commitments of $26.9 million which remain outstanding), five Mezzanine Loans totaling $75.0 million and one CMBS subordinated interest investment for $49.6 million. The Company believes that these investments will provide investment yields within the Company's target range of 400 to 600 basis points above LIBOR. The Company maximizes its return on equity by utilizing its existing cash on hand and then employing leverage on its investments (employing a cash optimization model). The Company may make investments with yields that fall outside of the investment range set forth above, but that correspond with the level of risk perceived by the Company to be inherent in such investments. At December 31, 1997, the Company had loans and investments totaling in excess of $250 million outstanding resulting from transactions completed since the implementation of its current business plan and had existing commitments for approximately $26.9 million of additional funding under certain of the loans originated in such transactions.

     The Company received satisfaction on a Mortgage loan for $9.8 million and sold portions of two Mortgage loans for $10.0 million (net of repurchases) and a paid a premium of $1.4 million to acquire one Mortgage loan. The Company also paid premiums totaling $1.4 million to acquire two Mezzanine loans and received payments of $100,000 on the CMBS subordinated interest investment.


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

     Net Gain or Loss on Sale of Investments. Net Gain or Loss on Foreclosure or Sale of Investments was a loss of 432,000 in 1997, a gain of $1,069,000 in 1996 and a gain of $66,000 in 1995. The losses incurred in 1997 were due to the sales of the two remaining rental properties during the first quarter of 1997.

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


     Provision for Possible Credit Losses. The provision for possible credit losses is the charge to income to increase the reserve for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, the Company establishes the provision for possible credit losses by category of asset. When it is probable that the Company will be unable to collect all amounts contractually due, the account is considered impaired. Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced for selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the reserve for credit losses.

     For the year ended December 31, 1997, the Company recorded a provision for possible credit losses of $462,000. During 1997, the Company had no known assets which were considered impaired and as such no significant additional provisions were necessary. Management believes that the reserve for possible credit losses is adequate based on the factors detailed above.


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

Year 2000 Information

     The Company has assessed the potential impact of the Year 2000 computer systems issue in its operations. The Company believes that no significant actions are required to be taken by the Company to address the issue and therefore the impact of the issue will not materially affect the Company's future operating results or financial condition.

--------------------------------------------------------------------------------


Item 8.           Financial Statements and Supplementary Data
-------------------------------------------------------------------------------

     The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-31. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation 5-K appears in Note 19 to the consolidated financial statements.

--------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

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


     During the Company's fiscal years ended December 31, 1996 and 1995 and through the date of their replacement on April 14, 1997, there were no disagreements with C&L on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of C&L, would have caused them to make reference thereto in their report(s) on the Company's financial statements for such fiscal year(s), nor were there any "reportable events" within the meaning of item 304(a)(1)(v) of regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 17, 1998                        /s/ John R. Klopp
-----------------                      -----------------
Date                                   John R. Klopp
                                       Vice Chairman and Chief Executive Officer

                   Index to Consolidated Financial Statements





Reports of Independent
Auditors.....................................................................F-2


Audited Financial Statements

Consolidated Balance Sheets as of December 31, 1997 and 1996.................F-4

Consolidated Statements of Operations for the years ended
December 31, 1997, 1996 and 1995.............................................F-5

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.......................................F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995.............................................F-7

Notes to Consolidated Financial Statements...................................F-8

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


                                                      Coopers & Lybrand
L.L.P.

San Francisco, California
February 14, 1997



Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a Swiss limited liability association.

                                      Capital Trust and Subsidiaries
                                       Consolidated Balance Sheets
                                        December 31, 1997 and 1996
                                              (in thousands)


                                                                                               1997                  1996
                                                                                         ------------------    ------------------
                                     Assets
      Cash and cash equivalents                                                              $     49,268          $      4,698
      Available-for-sale securities                                                                11,975                14,115
      Loans and other investments, net of $462 and $0 reserve for possible credit
         losses in 1997 and 1996, respectively                                                    251,812                 1,576
      Rental properties                                                                              -                    8,585
      Excess of purchase price over net tangible assets acquired, net                                 331                 -
      Deposits and other receivables                                                                  284                   707
      Accrued interest receivable                                                                     818                 -
      Prepaid and other assets                                                                      2,878                   355
                                                                                         ------------------    ------------------
      Total assets                                                                           $    317,366          $     30,036
                                                                                         ==================    ==================

                      Liabilities and Shareholders' Equity

      Liabilities:
         Accounts payable and accrued expenses                                               $      5,718          $        396
         Notes payable                                                                              4,953                 5,169
         Credit facility                                                                           79,864                 -
         Repurchase obligations                                                                    82,173                 -
         Deferred origination fees and other revenue                                                1,369                 -
                                                                                         ------------------    ------------------
      Total liabilities                                                                           174,077                 5,565
                                                                                         ------------------    ------------------

      Commitments and contingencies

      Shareholders' equity:
         Class A Preferred Shares, $1.00 par value; $0.26 cumulative annual dividend; 12,639 shares authorized, 12,268 shares issued and outstanding at
           December 31, 1997 and no shares issued and outstanding at                               12,268                 -
           December 31, 1996; (liquidation preference of $33,000)
         Class A Common Shares, $1.00 par value; unlimited shares authorized,
           18,157 shares issued and outstanding at December 31, 1997 and 9,157 shares issued
           and outstanding at December 31, 1996                                                    18,157                 9,157
         Additional paid-in capital                                                               158,137                55,098
         Unrealized gain (loss) on available-for-sale securities                                      387                   (22)
         Accumulated deficit                                                                      (45,660)              (39,762)
                                                                                         ------------------    ------------------
      Total Shareholders' equity                                                                  143,289                24,471
                                                                                         ------------------    ------------------

      Total liabilities and Shareholders' equity                                             $    317,366          $     30,036
                                                                                         ==================    ==================

          See accompanying notes to consolidated financial statements.


                                   Capital Trust and Subsidiaries
                                  Consolidated Statements of Operations
                           For the Years Ended December 31, 1997, 1996 and 1995
                                  (in thousands, except per share data)

                                                                         1997            1996             1995
                                                                     ------------    -------------    -------------
       Income from loans and other investments:
            Interest and related income                              $     4,992     $       470      $     1,148
            Less:  Interest and related expenses                           2,223              86              370
                                                                     ------------    -------------    -------------
              Net income from loans and other investments                  2,769             384              778
                                                                     ------------    -------------    -------------

       Other revenues:
            Advisory and asset management fees                             1,698            -                -
            Rental income                                                    307           2,019            2,139
            Other interest income                                          1,453             666              248
            (Loss) gain on sale of rental properties and investments        (432)          1,069               66
                                                                     ------------    -------------
                                                                                                      -------------
              Total other revenues                                         3,026           3,754            2,453
                                                                     ------------    -------------    -------------

       Other expenses:
            General and administrative                                     9,463           1,503              933
            Other interest expense                                           156             461              445
            Rental property expenses                                         124             781              688
            Depreciation and amortization                                     92              64              662
            Provision for possible credit losses                             462           1,743            3,281
                                                                     ------------    -------------    -------------
              Total other expenses                                        10,297           4,552            6,009
                                                                     ------------    -------------    -------------

            Loss before income taxes                                                        (414)          (2,778)
                                                                          (4,502)
       Provision for income taxes                                             55            -                -
                                                                     ------------    -------------    -------------
            Net loss                                                                        (414)
                                                                          (4,557)                          (2,778)
       Less:  Class A Preferred Share dividend                            (1,341)           -                -
                   Class A Preferred Share dividend requirement             (130)           -                -
                                                                     ------------    -------------    -------------
            Net loss allocable to Class A Common Shares              $               $                $
                                                                          (6,028)           (414)          (2,778)
                                                                     ============    =============    =============

       Per share information:
            Net loss per Class A Common Share
              Basic and Diluted                                      $     (0.63)    $     (0.05)     $     (0.30)
                                                                     ============    =============    =============
            Weighted average Class A Common Shares outstanding
              Basic and Diluted                                        9,527,013       9,157,150        9,157,150
                                                                     ============    =============    =============

          See accompanying notes to consolidated financial statements.

                                      Capital Trust and Subsidiaries
                             Consolidated Statements of Shareholders' Equity
                           For the Years Ended December 31, 1997, 1996 and 1995
                                              (in thousands)



                           Class A                   Class A            Additional
                       Preferred Shares           Common Shares          Paid-In     Unrealized   Accumulated
                     Number       Amount       Number       Amount       Capital        Gain        Deficit       Total
----------------------------------------------------------------------------------------------------------------------------
Balance at               -      $     -             9,157   $   9,157    $   55,098   $      -     $(36,570)    $ 27,685
  January 1, 1995
Net Loss                 -            -               -            -            -            -       (2,778)      (2,778)
                  ----------------------------------------------------------------------------------------------------------
Balance at               -            -             9,157        9,157       55,098          -      (39,348)      24,907
  December 31, 1995
Change in
  unrealized gain        -            -               -            -            -           (22)       -          (22)
  on
  available-for-sale
  securities
Net Loss                 -            -               -            -            -             -           414)      (414)
                  ----------------------------------------------------------------------------------------------------------
Balance at               -            -             9,157        9,157       55,098          (22)     (39,762)    24,471
  December 31, 1996
Change in
  unrealized gain        -            -               -            -            -            409       -             409
  on
  available-for-sale
  securities
Issuance of              12,268       12,268          -            -          20,602          -        -          32,870
  preferred shares
Issuance of              -            -             9,000        9,000        82,437          -        -          91,437
  common shares
Class A Preferred        -            -               -            -            -             -        (1,341)    (1,341)
  Share dividend
Net loss                 -            -               -            -            -             -        (4,557)    (4,557)
                  ==========================================================================================================
Balance at               12,268 $     12,268       18,157   $   18,157   $   158,137  $      387   $  (45,660)  $143,289
  December 31, 1997
                  ==========================================================================================================

See accompanying notes to consolidated financial statements.

                                      Capital Trust and Subsidiaries
                                  Consolidated Statements of Cash Flows
                           For the Years Ended December 31, 1997, 1996 and 1995
                                              (in thousands)

                                                                         1997                 1996                 1995
                                                                    ----------------    -----------------    -----------------

Cash flows from operating activities:
   Net loss                                                           $     (4,557)       $       (414)        $     (2,778)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                            92                  64                  662
       Loss (gain) on sale of rental properties and investments                432              (1,069)                 (66)
       Provision for credit losses                                             462               1,743                3,281
   Changes in assets and liabilities net of effects from subsidiaries purchased:
       Deposits and other receivables                                        2,707                 (38)                 294
       Accrued interest receivable                                            (818)              -                    -
       Prepaid and other assets                                             (2,988)                (61)                (282)
       Deferred  revenue                                                     1,369               -                    -
       Accounts payable and accrued expenses                                 5,857                 226                  166
       Other liabilities                                                       (64)                 (2)                  11
                                                                    ----------------    -----------------
                                                                                                             -----------------
   Net cash provided by operating activities                                 2,492                 449                1,288
                                                                    ----------------    -----------------    -----------------

Cash flows from investing activities:
       Origination and purchase of loans and other investments            (261,233)              -                    -
       Principal collections on loans and other investments                  9,969                  35                  850
       Purchases of equipment and leasehold improvements                      (479)              -                    -
       Proceeds from sale of rental properties                               8,153              13,796                -
       Improvements to rental properties                                     -                    (146)                (321)
       Purchases of available-for-sale securities                            -                 (15,849)               -
       Principal collections on available-for-sale securities                4,947               1,712                -
       Acquisition of Victor Capital Group, L.P., net of cash               (4,066)              -                    -
       acquired
                                                                    ----------------    -----------------    -----------------
   Net cash (used in) provided by investing activities                    (242,709)               (452)                 529
                                                                    ----------------    -----------------    -----------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                109,458               -                    -
       Termination of repurchase obligations                               (27,285)              -                    -
       Proceeds from credit facility                                        81,864               -                    -
       Repayment of credit facility                                         (2,000)              -                    -
       Proceeds from notes payable                                           4,001               -                    -
       Repayment of notes payable                                           (4,217)                (77)                (405)
       Dividends paid on  preferred shares                                  (1,341)              -                    -
       Net proceeds from issuance of Class A Common Shares                  91,437               -                    -
       Net proceeds from issuance of Class A Preferred Shares               32,870               -                    -
                                                                    ----------------    -----------------
                                                                                                             -----------------
   Net cash provided by (used in) financing activities                     284,787                 (77)                (405)
                                                                    ----------------    -----------------    -----------------

Net increase (decrease) in cash and cash equivalents                        44,570                 (80)               1,412
Cash and cash equivalents at beginning of year                               4,698               4,778                3,366
                                                                    ================    =================    =================
Cash and cash equivalents at end of year                              $     49,268        $      4,698         $      4,778
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


Reserve for Possible Credit Losses

The provision for possible credit losses is the charge to income to increase the reserve for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, the Company establishes the provision for possible credit losses by category of asset. When it is probable that the Company will be unable to collect all amounts contractually due, the account is considered impaired. Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced for selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the reserve for credit losses.


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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



4.  Interest Rate Risk Management

The Company uses interest rate swaps and interest rate caps to hedge mismatches in interest rate maturities, to reduce the Company's exposure to interest rate fluctuations on certain loans and investments and to provide more stable spreads between investment yields and the rates on their financing sources. The Company has entered into interest rate swap agreements for notional amounts totaling approximately $49.9 million with two investment grade financial institution counterparties whereby the Company swapped fixed rate instruments, which averages approximately 6.14%, for floating rate instruments based on the London Interbank Offered Rate ("LIBOR"). Amounts arising from the differential are recognized as an adjustment to interest income related to the earning asset. The agreements mature at varying times from December 1998 to April 2006.


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

5.  Available-for-Sale Securities

At December 31, 1997, the Company's available-for-sale securities consisted of the following (in thousands):


                                                                                 Gross
                                                                               Unrealized       Estimated
                                                                  Cost      Gains     Losses    Fair Value
                                                              -----------------------------------------------
Federal National Mortgage Association, adjustable rate
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
                                                              ===============================================



                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



5.  Available-for-Sale Securities, continued

At December 31, 1996, the Company's available-for-sale securities consisted of the following (in thousands):

                                                                                 Gross
                                                                               Unrealized       Estimated
                                                                  Cost      Gains     Losses    Fair Value
                                                              -----------------------------------------------
Federal National Mortgage Association, adjustable rate
   interest at 7.783% at December 31, 1996, due
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

The Company has established an allowance for valuation losses on rental properties as follows (in thousands):

                                                        1997               1996              1995
                                                    --------------    ---------------    --------------
   Beginning balance                                  $    -            $   6,898          $   5,863
      Provision for valuation losses                       -                1,743              1,035
      Amounts charged against allowance for
        valuation losses                                   -               (8,641)              -
                                                    ==============    ===============    ==============
   Ending balance                                     $    -            $    -             $   6,898
                                                    ==============    ===============    ==============


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


At December 31, 1997 and 1996, the Company's loans and other investments consisted of the following (in thousands):

                                                                       1997               1996
                                                                ------------------- ------------------
   (1)  Mortgage Loans                                            $      124,349      $         -
   (2)  Mezzanine Loans                                                   76,373                -
   (3)  Subordinated Interest                                             49,490                -
   (4)  Other mortgage loans receivable                                    2,062               1,576
                                                                ------------------- ------------------
                                                                         252,274               1,576
   Less:  reserve for possible credit losses                                (462)               -
                                                                =================== ==================
   Total loans and other investments                              $      251,812      $        1,576
                                                                =================== ==================

The weighted average interest rate at December 31, 1997of the Company's loans and other investments was as follows:

   (1)  Mortgage Loans                                                   11.47%
   (2)  Mezzanine Loans                                                  11.44%
   (3)  Subordinated Interest                                             8.96%
   (4)  Other mortgage loans receivable                                   8.41%

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


     (E) On December 31, 1997, the Company completed a $22.0 million investment in an office/retail property in Santa Monica, California. The investment was made in the form of an acquisition of an interest in an entity whose sole asset is the special member interest in the limited liability company that owns the property. The investment has an anticipated remaining term of 34 months and pays dividends at a specified rate over LIBOR until redemption. Early redemption of the investment is not permitted during the first four months following the closing of the acquisition transaction. The investment is subject to early redemption penalties for the period from the fifth through the twenty-second months of the Company's ownership and is not subject to any penalties during the last year proceeding the mandatory redemption date.


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


As of December 31, 1996, the Company was in the process of monetizing its assets and accordingly, wrote down such assets to current market value, less estimated selling costs. The Company has established an allowance for valuation losses on loans and other investments as follows (in thousands):

                                                        1997               1996              1995
                                                    --------------    ---------------    --------------
   Beginning balance                                  $    -            $   9,151          $   7,182
      Provision for valuation losses                        462              -                 2,246
      Deferred gains on notes and other, net               -                 -                   (66)
      Amounts charged against allowance for
        valuation losses                                   -               (9,151)              (211)
                                                    --------------    ---------------    --------------
   Ending balance                                     $     462         $    -             $   9,151
                                                    ==============    ===============    ==============

8.  Equipment and Leasehold Improvements

At December 31, 1997 and 1996, equipment and leasehold improvements, net, are summarized as follows (in thousands):

                                                Period of
                                             Depreciation or
                                               Amortization              1997               1996
                                         -------------------------   --------------    ----------------

   Office equipment                           3 to 7 years               $   307           $    80
   Leasehold improvements                     Term of leases                 143               -
                                                                     --------------    ----------------
                                                                             450                80
   Less:  accumulated depreciation                                           (93)              (29)
                                                                     --------------    ----------------
                                                                         $   357           $    51
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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


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

Three of the repurchase agreements with CS First Boston arose in connection with the purchase of a mezzanine loan, the CMBS investment and the preferred equity investment described in Note 7. At December 31, 1997, the Company has sold such assets totaling $97.3 million, which approximates market value, and has a liability to repurchase these assets for $72.7 million. The liability balance of $72.7 million bears interest at specified rates over LIBOR (weighted average of 6.75% at December 31, 1997), and generally have a one year term with extensions available by mutual consent. These agreements mature in late December 1998.

The Company also has entered into a repurchase agreement with Paine Webber in conjunction with the financing of all of its FNMA and FHLMC securities. At December 31, 1997, the Company has sold such securities with a book value totaling $9.8 million (market value $9.7 million) and has a liability to repurchase these assets for $9.5 million. The liability balance of $9.5 million bears interest at 6.40%, and matures on January 29, 1998.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



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


12.  General and Administrative Expenses

General and administrative expenses for the years ended December 31, 1997, 1996 and 1995 consist of (in thousands):

                                               1997                   1996                   1995
                                      ------------------     ------------------     ------------------
   Salaries and Benefits                $     5,035            $      -               $        19
   Professional services                      2,311                    295                    212
   Other                                      2,117                  1,208                    702
                                      ------------------     ------------------     ------------------
   Total                                $     9,463            $     1,503            $       933
                                      ==================     ==================     ==================

The Company incurred significant non-recurring fees for professional services in 1997 (an increase of more than $2,000,000 over 1996) in conjunction with the reconstitution of the Company, the termination of its REIT status and the implementation of its current business plan.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


13.  Income Taxes

The Company and its subsidiaries will elect to file a consolidated federal income tax return for the year ending December 31, 1997. The provision for income taxes for the year ended December 31, 1997 is comprised of the following:

Current
   Federal                                          -
   State                                            -
   Local                                             55
Deferred
   Federal                                          -
   State                                            -
   Local                                            -
                                             --------------
Provision for income taxes                       $   55
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

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for the year ended December 31, 1997 is as follows (in thousands):

   Federal income tax at statutory rate (34%)                                   $ (1,531)      (34.0)%
   State and local taxes, net of federal tax benefit                                  36         0.1%
   Tax benefit of net operating loss not currently recognized                      1,536        34.0 %
   Other                                                                              14         0.0 %
                                                                            ------------------------------
                                                                                $     55         0.1%
                                                                            ==============================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the net deferred tax assets recorded under SFAS No. 109 as of December 31, 1997 is as follows (in thousands):

   Net operating loss carryforward                                  $    9,090
   Reserves on other assets and for possible credit losses               3,326
   Deferred revenue                                                        616
   Reserve for uncollectible accounts                                      208
                                                                 ---------------
   Deferred tax assets                                              $   13,240
   Valuation allowance                                                 (13,240)
                                                                 ---------------
                                                                    $     -
                                                                 ===============


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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



18.  Commitments and Contingencies

Leases

The Company leases premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 1997 are as follows (in thousands):

Years ending December 31:
   1998                                           $    508
   1999                                                515
   2000                                                197
   2001                                                 23
   2002                                                 23
                                               ---------------
                                                  $  1,266
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


The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share".