Form 10-K/A
period 1997-12-31
CAPITAL TRUST
filed 1998-10-23
CIK 16387

As filed with the Securities and Exchange Commission on October 23, 1998




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                            -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                  MARKET VALUE
                                  ------------

Based on the closing sales price of $10.00 per share, the aggregate market value of the outstanding Class A Common Shares held by non-affiliates of the registrant as of February 18, 1998 was $111,433,570.

                               OUTSTANDING SHARES
                               ------------------

As of February 18, 1998 there were 18,157,150 outstanding Class A Common Shares. The Class A Common Shares are listed on the New York and Pacific Stock Exchanges (trading symbol "CT"). Trading is reported in many newspapers as "CapitalTr".

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

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

------------------------------------------------------------------------------

                                  CAPITAL TRUST

------------------------------------------------------------------------------


------------------------------------------------------------------------------

PART I                                                                                   PAGE

------------------------------------------------------------------------------


Item 1.    Business                                                                         1
Item 2.    Properties                                                                      12
Item 3.    Legal Proceedings                                                               12
Item 4.    Submission of Matters to a Vote of Security Holders                             12
------------------------------------------------------------------------------

PART II

------------------------------------------------------------------------------

Item 5.    Market for the Registrant's Common Equity and Related Security
                    Holder Matters                                                         13
Item 6.    Selected Financial Data                                                         14
Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                  15
Item 8.    Financial Statements and Supplementary Data                                     22
Item 9.    Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                               23
------------------------------------------------------------------------------


Signatures                                                                                 24

Index to Consolidated Financial Statements                                                F-1


EXPLANATORY  NOTE FOR PURPOSES OF THE "SAFE HARBOR PROVISIONS" OF SECTION 21E OF
--------------------------------------------------------------------------------
THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED
---------------------------------------------------

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

General
-------

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

Developments  with Respect to  Implementation  of the Company's Current Business
--------------------------------------------------------------------------------
Plan During Fiscal Year 1997
----------------------------

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

      As of December 31, 1997, the Company's portfolio of financial assets consisted of five Mortgage Loans, five Mezzanine Loans and three Other Loans originated prior to the commencement of the new business plan (collectively the "Loan Portfolio") and one CMBS Subordinated Interest. There were no delinquencies or losses on such assets as of December 31, 1997 and for the year then ended. The table set forth below details the composition of the Loan Portfolio at December 31, 1997.


                   Underlying
                   Property    Number                     Outstanding       Unfunded
Type of Loan          Type     of Loans    Commitment       Balance        Commitment    Maturity   Interest Rate
-------------      ----------  --------    ----------    -------------     ----------    --------   -------------

Senior Mortgage    Office         2        $ 69,977,000   $ 54,642,000    $ 15,335,000   1998 to    Fixed: 11.00%
   Loans                                                                                   2000     Variable: LIBOR +
                                                                                                    3.75%

Subordinate        Office         3          81,300,000     69,707,000      11,561,000   1999 to    Variable: LIBOR +
   Mortgage Loans                                                                          2000      5.00% to LIBOR +
                                                                                                     8.66%

Mezzanine          Office /       5          76,395,000     76,373,000         --        2000 to    Fixed: 11.62% to
   Loans(1)        Assisted                                                                2007       12.00%
                   Living                                                                           Variable: LIBOR +
                                                                                                      5.50%

Other Loans        Retail         3           2,550,000      2,062,000         --        1999 to    Fixed: 8.50% to 9.50%
                                                                                           2017
                                 ---       ------------   ------------    ------------
     Total                                 $230,222,000   $202,784,000    $ 26,896,000
                                           ============   ============    ============

---------------------

(1) Includes a $22.0 million mezzanine financing in the form of a customized preferred equity interest in a property owning limited liability company.


     Included in the Subordinate Mortgage Loans described in the table above is a $45.3 million second mortgage loan (the "1325 Mortgage Loan") to 1325 Limited Partnership (the "1325 Borrower"). Proceeds from the 1325 Mortgage Loan were used to repay existing debt secured by the commercial office tower located at 1325 Avenue of the Americas in New York City (the "1325 Property"). The 1325 Mortgage Loan is secured by a second mortgage on the 1325 Property. In addition, the 1325 Mortgage Loan is secured by various other collateral owned by a principal of the 1325 Borrower as well as a limited personal guarantee of a principal of the 1325 Borrower. Collection under the personal guarantee and the other collateral is limited to $10.0 million. The 1325 Mortgage Loan is subordinate to a first mortgage on the 1325 Property of approximately $185 million. The 1325 Mortgage Loan has a term of two years, which may be extended by the 1325 Borrower for an additional year, upon payment of an extension fee, and bears interest at a specified rate above LIBOR, which such rate increases during the extension period. Under certain circumstances, the 1325 Borrower may defer a portion of the interest accrued on the 1325 Mortgage Loan during the initial two-year term subject to a specified minimum rate. The 1325 Mortgage Loan is interest only during the initial two-year term with excess cash flow after determined reserves going towards amortization during the extension term. The 1325 Property, which was completed in 1990, is a 34-story office building in New York City containing approximately 750,000 square feet. The 1325 Property is approximately 99% occupied. In assessing the 1325 Property, the Company considered several material factors, including, but not limited to those described below.

     With respect to sources of revenue, the Company considered: the 1325 Property's occupancy rate of 99% as compared to the overall sub-market occupancy rate of approximately 91%; the 1325 Property's average annual rental rate of approximately $37.60 per occupied square foot as compared to competitive office rental rates in the sub-market ranging from $38.00 to $46.00 per square foot; the principal businesses, occupations, and professions of the tenants operating at the 1325 Property, including office tenants such as Warner Brothers, which occupies approximately 18% of the 1325 Property (with a lease expiration date which is no earlier than 2010, a base rental rate which compares favorably to the marketplace, and two five-year renewal options); and the stability afforded by the 1325 Property's long-term credit-oriented office tenants, nine of whom occupy approximately 65% of the 1325 Property with lease expiration dates beyond ten years. With respect to factors relating to expenses, the Registrant considered: the utility rates at the 1325 Property for electricity, steam, and water and sewer; the taxes at the 1325 Property which were comparable to tax rates for similar properties; maintenance and operating expenses which were in line for similar properties which are operated and maintained in a professional manner; and the relatively recent construction of the 1325 Property including significant expenditures for tenant improvement installations.

     Included in the Senior Mortgage Loans described in the table above is a $62.6 million mortgage loan obligation (the "Cortlandt Mortgage Loan") purchased at a premium of approximately 102%. The Cortlandt Mortgage Loan is secured by a first mortgage on an approximately 668,000 square foot office and retail property located at 22 Cortlandt Street in New York City (the "Cortlandt Property"). Approximately $47.3 million of the loan has been funded and approximately $15.3 million of the loan represents an unfunded obligation to fund reserves for interest, tenant improvements, and leasing commissions. The Cortlandt Mortgage Loan, which matures in January 2001, bears interest at a fixed spread over LIBOR for its term. Prepayment of the Cortlandt Mortgage Loan is permitted during the entire loan period. The Cortlandt Mortgage Loan is subject to a prepayment penalty during the first eighteen months of the loan and carries no prepayment premium or penalty for the final eighteen months of the loan. A specified fee is due from the borrower to the Company upon the satisfaction of the Cortlandt Mortgage Loan. In assessing the Cortlandt Property, the Company considered several material factors, including, but not limited to those described below.

     With respect to sources of revenue, the Company considered the Cortlandt Property's occupancy rate of 82.5% as compared to the overall sub-market occupancy rate of approximately 91%; the Cortlandt Property's average annual rental rate of approximately $17 per occupied square foot (including the retail space) and an average annual rental rate of approximately $22 per occupied square foot for office space as compared to competitive office rental rates in the sub-market ranging from $22 to $26 per square foot, and the principal businesses, occupations, and professions of the tenants operating at the Cortlandt Property, including tenants such as Century 21, a retail tenant, which occupies approximately 22% of the Cortlandt Property (with a lease expiration beyond 50 years, a base rental rate which is below comparable base rental rates in the marketplace, and no renewal options), the State of New York, an office tenant, which occupies approximately 13% of the Cortlandt Property (with leases expiring between 2000 and 2002, a base rental rate which compares favorably to the marketplace, and no renewal options), and the Municipal Credit Union, an office tenant, which occupies approximately 10% of the Cortlandt Property (with a lease expiration date which is no earlier than 2014, a base rental rate which compares favorably to the marketplace, and one five-year extension option). During the next four years, three leases representing approximately 48,000 square feet or approximately 7% of the Cortlandt Property will mature. These leases represent approximately $1.4 million of gross revenue per annum or approximately 17% of the 1998 estimated annual gross revenue of the Cortlandt Property. With respect to factors relating to expenses, the Company considered: the utility rates at the Cortlandt Property for electricity, steam and water and sewer which are comparable to utility rates for similar properties; the taxes at the Cortlandt Property which were comparable to tax rates for similar properties; maintenance and operating expenses which were in line for similar properties which are operated and maintained in a professional manner; and the recent expenditures for tenant improvement installations at the Cortlandt Property.

     The Company's portfolio of financial assets as of December 31, 1997 also included an entire junior subordinated class of CMBS, known as the Class B Owner Trust Certificates, that provides for both interest and principal repayments. The CMBS investment consists of a security with a face value of $49.6 million purchased at a discount for $49.2 million plus accrued fees. The investment was originally collateralized by twenty short-term commercial notes receivable with original maturities ranging from two to three years. At the time of acquisition, the investment was subordinated to approximately $351.3 million of senior securities. At December 31, 1997, the CMBS investment (including interest receivable) was $49.5 million and had a yield of 8.96%.


Real Estate Lending and Investment Market
-----------------------------------------

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

Business Strategy
-----------------

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

Principal Investment Categories
-------------------------------

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

     Other Investments The Company may also pursue a variety of complementary commercial real estate and finance-related businesses and investments in furtherance of executing its current business plan. Such activities include, but are not limited to, investments in other classes of mortgage-backed securities, financial asset securitization investment trusts ("FASITs"), distressed investing in non-performing and sub-performing loans and fee owned commercial real property, whole loan acquisition programs, foreign real estate-related asset investments, note financings, environmentally hazardous lending, operating company investing/lending, construction and rehabilitation lending and other types of financing activity. Any lending with regard to the foregoing may be on a secured or an unsecured basis and will be subject to risks similar to those attendant to investing in Mortgage Loans, Mezzanine Loans and Subordinated Interests. The Company seeks to maximize yield by managing credit risk by employing its credit underwriting procedures, although there can be no assurance that the Company will be successful in this regard. The Company is actively investigating potential business acquisition opportunities that it believes will complement the Company's operations including firms engaged in commercial loan origination, loan servicing, mortgage banking, financing activities, real estate loan and property acquisitions and real estate investment banking and advisory services similar to or related to the services provided by the Company. No assurance can be given that any such transactions will be negotiated or completed or that any business acquired can be efficiently integrated with the Company's ongoing operations.

Portfolio Management
--------------------

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

Interest Rate Management Techniques
-----------------------------------

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

Real Estate Investment Banking, Advisory and Asset Management Services
----------------------------------------------------------------------

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

Factors which may Affect the Company's Business Strategy
--------------------------------------------------------

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

Competition
-----------

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

Government Regulation
---------------------

     Capital Trust's activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission and the Equal Credit Opportunity Act. In addition, a majority of states have ceilings on interest rates chargeable to customers in financing transactions.

Employees
---------

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

                                                         High           Low
                                                         ----           ---
    1995
    First Quarter......................................$  17/8.......$  15/8
    Second Quarter........................................17/8..........11/2
    Third Quarter.........................................17/8..........11/2
    Fourth Quarter........................................15/8..........11/8

    1996
    First Quarter.........................................11/2..........11/8
    Second Quarter........................................17/8..........13/8
    Third Quarter.........................................23/4..........15/8
    Fourth Quarter........................................27/8..........17/8

    1997
    First Quarter.........................................67/8..........25/8
    Second Quarter........................................61/8..........41/2
    Third Quarter........................................113/8..........53/4
    Fourth Quarter.......................................151/8........913/16

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


                                                                Years Ended December 31,
                                            -------------------------------------------------------------
                                               1997         1996        1995        1994         1993
                                            ------------ ----------- ------------------------ -----------
                                                      (in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Interest and investment income.................$6,445       $ 1,136     $1,396      $ 1,675      $  924
Advisory and asset management fees..............1,698          --          --          --           --
Rental income.................................... 307        2,019       2,093       2,593        4,555
Gain (loss) on sale of investments...............(432)       1,069          66        (218)         131
Other............................................ --           --           46         519          --
                                            ------------ ----------- ------------------------ -----------
   Total revenues...............................8,018        4,224       3,601       4,569        5,610
                                            ------------ ----------- ------------------------ -----------
OPERATING EXPENSES:
Interest........................................2,379          547         815       1,044        1,487
General and administrative......................9,463        1,503         933         813          662
Rental property expenses......................... 124          781         688       2,034        2,797
Provision for possible credit losses............. 462        1,743       3,281         119        7,928
Depreciation and amortization....................  92           64         662         595          847
                                            ------------ ----------- ------------------------ -----------
   Total operating expenses....................12,520        4,638       6,379       4,605       13,721
                                            ------------ ----------- ------------------------ -----------
Loss before income tax expense.................(4,502)        (414)     (2,778)        (36)      (8,111)
Income tax expense                                (55)         --          --          --           --
                                            ------------ ----------- ------------------------ -----------
NET LOSS.......................................(4,557)        (414)     (2,778)        (36)      (8,111)
Less: Class A Preferred Share dividend and
   dividend requirement........................(1,471)         --          --          --           --
                                            ------------ ----------- ------------------------ -----------
Net loss allocable to Class A Common Shares...$(6,028)     $ (414)     $(2,778)    $  (36)      $(8,111)
                                            ============ =========== ======================== ===========
PER SHARE INFORMATION:
Net loss per Class A Common Share, basic       $ (0.63)     $ (0.05)    $ (0.30)    $ (0.00)     $ (0.88)
   and diluted..............................============ =========== ======================== ===========
Weighted average Class A Common Shares
   outstanding, basic and diluted...........    9,527        9,157       9,157       9,157        9,165
                                            ============ =========== ======================== ===========



                                                                As of December 31,
                                            -------------------------------------------------------------
                                               1997         1996        1995        1994         1993
                                            ------------ ----------- ------------------------ -----------
BALANCE SHEET DATA:
Total assets..................................$317,366     $30,036     $33,532     $36,540      $42,194
Total liabilities............................. 174,077       5,565       8,625       8,855       13,583
Shareholders' equity.......................... 143,289      24,471      24,907      27,685       28,611


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

Overview
--------

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

Recent Developments Preceding Implementation of the New Business Plan
---------------------------------------------------------------------

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

Overview of Financial Condition Following Implementation of the New Business
Plan
----------------------------------------------------------------------------

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


     Since June 30, 1997, the Company has identified, negotiated and committed to fund or acquire twelve loan and investment in commercial mortgage-backed securities transactions, including six Mortgage Loans totaling $169.7 million (including unfunded commitments of $26.9 million which remain outstanding), five Mezzanine Loans totaling $75.0 million and one CMBS subordinated interest investment for $49.6 million. The Company believes that these investments will provide investment yields within the Company's target range of 400 to 600 basis points above LIBOR. The Company maximizes its return on equity by utilizing its existing cash on hand and then employing leverage on its investments (employing a cash optimization model). The Company may make investments with yields that fall outside of the investment range set forth above, but that correspond with the level of risk perceived by the Company to be inherent in such investments. At December 31, 1997, the Company had loans and investments in commercial mortgage-backed securities totaling in excess of $250 million outstanding resulting from transactions completed since the implementation of its current business plan and had existing commitments for approximately $26.9 million of additional funding under certain of the loans originated in such transactions.


     The Company received satisfaction on a Mortgage loan for $9.8 million and sold portions of two Mortgage loans for $10.0 million (net of repurchases) and a paid a premium of $1.4 million to acquire one Mortgage loan. The Company also paid premiums totaling $1.4 million to acquire two Mezzanine loans and received payments of $100,000 on the CMBS subordinated interest investment.


     The Company's assets are subject to various risks that can affect results, including the level and volatility of prevailing interest rates, adverse changes in general economic conditions and real estate markets, the deterioration of credit quality of borrowers and the risks associated with the ownership and operation of real estate. Any significant compression of the spreads of the interest rates earned on interest-earning assets over the interest rates paid on interest-bearing liabilities could have a material adverse effect on the Company's operating results. Adverse changes in national and regional economic conditions can have an effect on real estate values increasing the risk of undercollateralization to the extent that the fair market value of properties serving as collateral security for the Company's assets are reduced. Numerous factors, such as adverse changes in local market conditions, competition, increases in operating expenses and uninsured losses, can affect a property owner's ability to maintain or increase revenues to cover operating expenses and the debt service on the property's financing and, consequently, lead to a deterioration in credit quality or a loan default and reduce the value of the Company's asset. In addition, the yield to maturity on the Company's CMBS assets are subject to the default and loss experience on the underlying mortgage loans, as well as by the rate and timing of payments of principal. If there are realized losses on the underlying loans, the Company may not recover the full amount, or possibly, any of its initial investment in the affected CMBS asset. To the extent there are prepayments on the underlying mortgage loans as a result of refinancing at lower rates, the Company's CMBS assets may be retired substantially earlier than their stated maturities leading to reinvestment in lower yielding assets. There can be no assurance that the Company's assets will not experience any of the foregoing risks or that, as a result of any such experience, the Company will not suffer a reduced return on investment or an investment loss.


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


     As of December 31, 1997, the Company's new investment and loan assets have been hedged so that the assets and the corresponding liabilities were matched at floating rates over LIBOR. The Company has entered into interest rate swap agreements for notional amounts totaling approximately $49.9 million with financial institution counterparties whereby the Company swapped fixed rate instruments, which averaged approximately 6.22% at December 31, 1997 and 6.55% for the year then ended, for floating rate instruments equal to the London Interbank Offered Rate ("LIBOR") which averaged approximately 5.94% at December 31, 1997 and 5.72% for the year then ended. The agreements mature at varying times from December 1998 to April 2006.

     The Company purchased an interest rate cap for a notional amount of $18.75 million at a cost of approximately $71,000. The interest rate cap provides for payments to the Company should LIBOR exceed 11.25% during the period from November 2003 to November 2007.

     The Company is exposed to credit loss in the event of non-performance by the counterparties (which are banks whose securities are rated investment grade) to the interest rate swap and cap agreements, although it does not anticipate such non-performance. The counterparties would bear the interest rate risk of such transactions as market interest rates increase. If an interest rate swap or interest rate cap is sold or terminated and cash is received or paid, the gain or loss is deferred and recognized when the hedged asset is sold or matures.

     During the period from July 15, 1997 to December 31, 1997, significant advisory income collected, as a result of the Company's acquisition of Victor Capital was applied as a reduction of accounts receivable and thereby not reflected as revenue.


Results of Operations
---------------------

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


     In 1995, the provision for possible credit losses of $3,281,000 resulted from the write-down in value of two commercial properties and five mortgage notes. These credit losses were the result of a diminution in value of the collateral underlying the Company's assets as a result of adverse economic factors, particularly overbuilt real estate markets which caused a decline in lease renewal rates.


     Preferred Share Dividend and Dividend Requirement. The preferred share dividend and dividend requirement arose in 1997 as a result of the Company issuing $33 million of Class A Preferred Shares on July 15, 1997. Dividends accrue on these shares at a rate of 9.5% per annum on a per share price of $2.69.

Liquidity and Capital Resources
-------------------------------

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

Impact of Inflation
-------------------

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

------------------------------------------------------------------------------

Item 8.           Financial Statements and Supplementary Data

------------------------------------------------------------------------------


     The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-1. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 19 to the consolidated financial statements.

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

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


October 22, 1998                       /s/ John R. Klopp
----------------                       -----------------
Date                                   John R. Klopp
                                       Vice Chairman and Chief Executive Officer

                   Index to Consolidated Financial Statements





Reports of Independent Auditors...................................................................F-2


Audited Financial Statements

Consolidated Balance Sheets as of December 31, 1997 and 1996......................................F-4

Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995........F-5

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995............................................................F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995..................................................................F-7

Notes to Consolidated Financial Statements........................................................F-8


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


                                                   Coopers & Lybrand L.L.P.

San Francisco, California
February 14, 1997

                                      Capital Trust and Subsidiaries
                                       Consolidated Balance Sheets
                                        December 31, 1997 and 1996
                                              (in thousands)



                                                                                         1997                  1996
                                                                                   ------------------    ------------------
                                     Assets
Cash and cash equivalents                                                            $       49,268        $        4,698
Available-for-sale securities                                                                11,975                14,115
Commercial mortgage-backed securities                                                        49,490                 -
Loans receivable, net of $462 and $0 reserve for possible credit losses
   in 1997 and 1996, respectively                                                           202,322                 1,576
Rental properties                                                                              -                    8,585
Excess of purchase price over net tangible assets acquired, net                                 331                 -
Deposits and other receivables                                                                  284                   707
Accrued interest receivable                                                                     818                 -
Prepaid and other assets                                                                      2,878                   355
                                                                                   ------------------    ------------------
Total assets                                                                           $    317,366          $     30,036
                                                                                   ==================    ==================

                      Liabilities and Shareholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                             $        5,718        $          396
   Notes payable                                                                              4,953                 5,169
   Credit facility                                                                           79,864                 -
   Repurchase obligations                                                                    82,173                 -
   Deferred origination fees and other revenue                                                1,369                 -
                                                                                   ------------------    ------------------
Total liabilities                                                                           174,077                 5,565
                                                                                   ------------------    ------------------

Commitments and contingencies

Shareholders' equity:
   Class A Convertible Preferred Shares, $1.00 par value; $0.26 cumulative annual dividend; 12,639 shares authorized, 12,268 shares issued and outstanding at December 31, 1997 and no shares issued and outstanding
     at December 31, 1996; (liquidation preference of $33,000)                                  12,268                 -
   Class A Common Shares, $1.00 par value; unlimited shares authorized, 18,157 shares issued and outstanding at December 31, 1997 and 9,157 shares issued
     and outstanding at December 31, 1996                                                    18,157                 9,157
   Additional paid-in capital                                                               158,137                55,098
   Unrealized gain (loss) on available-for-sale securities                                      387                   (22)
   Accumulated deficit                                                                      (45,660)              (39,762)
                                                                                   ------------------    ------------------
Total Shareholders' equity                                                                  143,289                24,471
                                                                                   ------------------    ------------------

Total liabilities and Shareholders' equity                                             $    317,366          $     30,036
                                                                                   ==================    ==================

See accompanying notes to consolidated financial statements.


                                      F-4

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1997, 1996 and 1995
                      (in thousands, except per share data)


                                                                        1997                 1996                 1995
                                                                   ----------------    -----------------    -----------------
Income from loans and other investments:
   Interest and related income                                       $       4,992       $         470        $       1,148
   Less:  Interest and related expenses                                      2,223                  86                  370
                                                                   ----------------    -----------------    -----------------
     Net income from loans and other investments                             2,769                 384                  778
                                                                   ----------------    -----------------    -----------------

Other revenues:
   Advisory and asset management fees                                        1,698                -                    -
   Rental income                                                               307               2,019                2,139
   Other interest income                                                     1,453                 666                  248
   (Loss) gain on sale of rental properties and investments                   (432)              1,069                   66
                                                                   ----------------    -----------------    -----------------
     Total other revenues                                                    3,026               3,754                2,453
                                                                   ----------------    -----------------    -----------------

 Other expenses:
   General and administrative                                                9,463               1,503                  933
   Other interest expense                                                      156                 461                  445
   Rental property expenses                                                    124                 781                  688
   Depreciation and amortization                                                92                  64                  662
   Provision for possible credit losses                                        462               1,743                3,281
                                                                   ----------------    -----------------    -----------------
     Total other expenses                                                   10,297               4,552                6,009
                                                                   ----------------    -----------------    -----------------
   Loss before income taxes                                                                       (414)              (2,778)
                                                                            (4,502)
Provision for income taxes                                                      55                -                    -
                                                                   ----------------    -----------------    -----------------
   Net loss                                                                 (4,557)               (414)              (2,778)

Less:  Class A Preferred Share dividend                                     (1,341)               -                    -
          Class A Preferred Share dividend requirement                        (130)               -                    -
                                                                   ----------------    -----------------    -----------------
   Net loss allocable to Class A Common Shares                     $        (6,028)    $          (414)     $        (2,778)
                                                                   ================    =================    =================

Per share information:
   Net loss per Class A Common Share
     Basic and Diluted                                             $         (0.63)    $         (0.05)     $         (0.30)
                                                                   ================    =================    =================
   Weighted average Class A Common Shares outstanding
     Basic and Diluted                                                   9,527,013           9,157,150            9,157,150
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



                         Capital Trust and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)



                                          Class A                Class A
                                     Preferred Shares        Common Shares      Additional
                              ------------------------------------------------   Paid-In     Unrealized   Accumulated
                                   Number       Amount    Number       Amount    Capital        Gain        Deficit       Total
                              -----------------------------------------------------------------------------------------------------
Balance at January 1, 1995         -           $     -      9,157     $    9,157   $   55,098   $    -       $ (36,570)   $ 27,685

Net Loss                           -                 -       -               -           -           -          (2,778)     (2,778)
                               ----------------------------------------------------------------------------------------------------
Balance at December 31, 1995       -                 -      9,157          9,157       55,098        -         (39,348)     24,907
Change in unrealized gain on
  available-for-sale securities    -                 -       -               -           -          (22)          -            (22)

Net Loss                           -                 -       -               -           -           -            (414)       (414)
                               ----------------------------------------------------------------------------------------------------
Balance at December 31, 1996       -                 -      9,157          9,157       55,098       (22)       (39,762)     24,471

Change in unrealized gain on
  available-for-sale securities    -                 -       -               -            -         409           -            409

Issuance of preferred shares     12,268            12,268    -               -         20,602        -            -         32,870

Issuance of common shares          -                  -     9,000          9,000       82,437        -            -         91,437

Class A Preferred Share dividend   -                  -      -               -            -          -         (1,341)      (1,341)

Net loss                           -                  -      -               -            -          -         (4,557)      (4,557)
                               ----------------------------------------------------------------------------------------------------

Balance at December 31, 1997     12,268        $   12,268  18,157     $    18,157  $   158,137  $   387     $ (45,660)   $ 143,289

                               ====================================================================================================


See accompanying notes to consolidated financial statements.

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)
                                 1997 1996 1995


                                                                    ----------------    -----------------    -----------------
Cash flows from operating activities:
  Net loss                                                           $      (4,557)      $        (414)        $     (2,778)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                            92                  64                  662
       Loss (gain) on sale of rental properties and investments                432              (1,069)                 (66)
       Provision for credit losses                                             462               1,743                3,281
   Changes in assets and liabilities net of effects from
      subsidiaries purchased:
       Deposits and other receivables                                        2,707                 (38)                 294
       Accrued interest receivable                                            (818)              -                    -
       Prepaid and other assets                                             (2,988)                (61)                (282)
       Deferred  revenue                                                     1,369               -                    -
       Accounts payable and accrued expenses                                 5,857                 226                  166
       Other liabilities                                                       (64)                 (2)                  11
                                                                    ----------------    -----------------    -----------------
   Net cash provided by operating activities                                 2,492                 449                1,288
                                                                    ----------------    -----------------    -----------------

Cash flows from investing activities:
       Purchase of commercial mortgage-backed security                     (49,524)              -                    -
       Principal collections on commercial mortgage-backed
       security                                                                 34               -                    -
       Origination and purchase of loans receivable                       (211,709)              -                    -
       Principal collections on loans receivable                             9,935                  35                  850
       Purchases of equipment and leasehold improvements                      (479)              -                    -
       Proceeds from sale of rental properties                               8,153              13,796                -
       Improvements to rental properties                                     -                    (146)                (321)
       Purchases of available-for-sale securities                            -                 (15,849)               -
       Principal collections on available-for-sale securities                4,947               1,712                -
       Acquisition of Victor Capital Group, L.P., net of cash
       acquired                                                             (4,066)              -                    -
                                                                    ----------------    -----------------    -----------------
   Net cash (used in) provided by investing activities                    (242,709)               (452)                 529
                                                                    ----------------    -----------------    -----------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                109,458               -                    -
       Termination of repurchase obligations                               (27,285)              -                    -
       Proceeds from credit facility                                        81,864               -                    -
       Repayment of credit facility                                         (2,000)              -                    -
       Proceeds from notes payable                                           4,001               -                    -
       Repayment of notes payable                                           (4,217)                (77)                (405)
       Dividends paid on  preferred shares                                  (1,341)              -                    -
       Net proceeds from issuance of Class A Common Shares                  91,437               -                    -
       Net proceeds from issuance of Class A Preferred Shares               32,870               -                    -
                                                                    ----------------    -----------------    -----------------
   Net cash provided by (used in) financing activities                     284,787                 (77)                (405)
                                                                    ----------------    -----------------    -----------------

Net increase (decrease) in cash and cash equivalents                        44,570                 (80)               1,412
Cash and cash equivalents at beginning of year                               4,698               4,778                3,366
                                                                    ----------------    -----------------    -----------------
Cash and cash equivalents at end of year                              $     49,268        $      4,698         $      4,778
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


On July 15, 1997, the proposed preferred share investment was consummated and 12,267,658 class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value ("Class A Preferred Shares"), in the Company were sold to Veqtor Finance Company, LLC ("Veqtor"), an affiliate of Samuel Zell and the principals of Victor Capital for an aggregate purchase price of $33.0 million. See Note 13. Concurrently with the foregoing transaction, Veqtor purchased from CRIL the 6,959,593 Common Shares held by it for an aggregate purchase price of approximately $21.3 million (which shares were reclassified on that date as class A common shares of beneficial interest, $1.00 par value ("Class A Common Shares"), in the Company pursuant to the terms of an amended and restated declaration of trust, dated July 15, 1997, adopted on that date (the "Amended and Restated Declaration of Trust")).



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


During the period from July 15, 1997 to December 31, 1997, significant advisory income collected as a result of the Company's acquisition of Victor Capital was applied as a reduction of current accounts receivable and thereby not reflected as revenue.


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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Interest Rate Risk Management


The Company uses interest rate swaps and interest rate caps to hedge mismatches in interest rate maturities, to reduce the Company's exposure to interest rate fluctuations on certain loans and investments and to provide more stable spreads between investment yields and the rates on their financing sources. The Company has entered into interest rate swap agreements for notional amounts totaling approximately $42.4 million with two investment grade financial institution counterparties whereby the Company swapped fixed rate instruments, which averaged approximately 6.22% at December 31, 1997 and 6.55% for the year then ended, for floating rate instruments equal to the London Interbank Offered Rate ("LIBOR") which averaged approximately 5.94% at December 31, 1997 and 5.72% for the year then ended. Amounts arising from the differential are recognized as an adjustment to interest income related to the earning asset. The agreements mature at varying times from December 1998 to April 2006.

The Company purchased an interest rate cap for a notional amount of $18.75 million at a cost of approximately $71,000. The interest rate cap provides for payments to the Company should LIBOR exceed 11.25% during the period from November 2003 to November 2007.

The Company is exposed to credit loss in the event of non-performance by the counterparties (which are banks whose securities are rated investment grade) to the interest rate swap and cap agreements, although it does not anticipate such non-performance. The counterparties would bear the interest rate risk of such transactions as market interest rates increase.

If an interest rate swap or interest rate cap is sold or terminated and cash is received or paid, the gain or loss is deferred and recognized when the hedged asset is sold or matures.


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
                                                    ==============    ===============    ==============

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.    Commercial Mortgage-Backed Securities

The Company pursues rated and unrated investments in public and private subordinated interests ("Subordinated Interests") in commercial mortgage-backed securities ("CMBS").

On June 30, 1997, the Company completed an investment for the entire junior subordinated class of CMBS, known as the Class B Owner Trust Certificates, that provides for both interest and principal repayments. The CMBS investment consists of a security with a face value of $49.6 million purchased at a discount for $49.2 million plus accrued fees. The investment was originally collateralized by twenty short-term commercial notes receivable with original maturities ranging from two to three years. At the time of acquisition, the investment was subordinated to approximately $351.3 million of senior securities. At December 31, 1997, the CMBS investment (including interest receivable) was $49.5 million and had a yield of 8.96%.

In addition, the Company was named "special servicer" for the entire $413 million loan portfolio in which capacity the Company will earn fee income for management of the collection process should any of the loans become non-performing. At December 31, 1997, no fees relating to the special servicing arrangement were earned.


8.  Loans Receivable

The Company currently pursues lending opportunities designed to capitalize on inefficiencies in the real estate capital, mortgage and finance markets. The Company has classified its loans receivable into the following general categories:

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


     o Mezzanine Loans. The Company originates high-yielding loans that are subordinate to first lien mortgage loans on commercial real estate and are secured either by a second lien mortgage or a pledge of the ownership interests in the borrowing property owner. Alternatively, the Company's mezzanine financings can take the form of a customized preferred equity interest in the property owning limited liability company or partnership entity with substantially similar terms (collectively, "Mezzanine Loans"). Generally, the Company's Mezzanine Loans have a longer anticipated duration than its Mortgage Loans and are not intended to serve as transitional mortgage financing.


     o Other Mortgage Loans Receivable. This classification includes loans originated during the Company's prior operations as a REIT and other loans and investments not meeting the above criteria.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.  Loans, continued


At December 31, 1997 and 1996, the Company's loans receivable consisted of the following (in thousands):

                                                    1997               1996
                                               ---------------- ----------------
   (1)  Mortgage Loans                           $   124,349      $       -
   (2)  Mezzanine Loans                               76,373              -
   (3)  Other mortgage loans receivable                2,062             1,576
                                               ---------------- ----------------
                                                     202,784             1,576
   Less:  reserve for possible credit losses            (462)             -
                                               ================ ================
   Total loans                                   $   202,322      $      1,576
                                               ================ ================

The weighted average interest rate at December 31, 1997of the Company's loans receivable was as follows:

   (1)  Mortgage Loans                               11.47%
   (2)  Mezzanine Loans                              11.44%
   (3)  Other mortgage loans receivable               8.41%

At December 31, 1997, $140.4 million of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 375 basis points to LIBOR plus 600 basis points. The remaining $62.4 million of loans were financed at fixed rates ranging from 8.50% to 12.00%. At December 31, 1997, the average earning rate in effect, before giving effect to interest rate swaps (See Note 4) but including amortization of fees and premiums, was 11.43%.



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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.    Loans, continued

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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.   Loans, continued

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


     (E) On December 31, 1997, the Company completed a $22.0 million preferred equity financing in the form of a customized interest in the limited liability company that owns an office/retail property in Santa Monica, California. The preferred equity interest has a remaining term of 34 months and pays distributions at a specified rate over LIBOR until redemption. Early redemption of the preferred equity interest is not permitted during the first four months following the closing of the acquisition transaction. The preferred equity interest is subject to early redemption penalties for the period from the fifth through the twenty-second months of the Company's ownership and is not subject to any penalties during the last year proceeding the mandatory redemption date.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.  Loans, continued

     (3) The other mortgage loan receivables are collateralized by real estate properties in California and Arizona that arose from the sale of real estate. These mortgage loans receivable mature at varying dates between February 11, 1999 and March 31, 2012.

          As of December 31, 1996, the Company was in the process of monetizing its assets and accordingly, wrote down such assets to current market value, less estimated selling costs. The Company has established an allowance for valuation losses on loans receivable as follows (in thousands):



                                                        1997               1996              1995
                                                    --------------    ---------------    --------------
   Beginning balance                                  $    -            $   9,151          $   7,182
      Provision for valuation losses                        462              -                 2,246
      Deferred gains on notes and other, net               -                 -                   (66)
      Amounts charged against allowance for
        valuation losses                                   -               (9,151)              (211)
                                                    ==============    ===============    ==============
   Ending balance                                     $     462         $    -             $   9,151
                                                    ==============    ===============    ==============


9.    Risk Factors


The Company's assets are subject to various risks that can affect results, including the level and volatility of prevailing interest rates, adverse changes in general economic conditions and real estate markets, the deterioration of credit quality of borrowers and the risks associated with the ownership and operation of real estate. Any significant compression of the spreads of the interest rates earned on interest-earning assets over the interest rates paid on interest-bearing liabilities could have a material adverse effect on the Company's operating results. Adverse changes in national and regional economic conditions can have an effect on real estate values increasing the risk of undercollateralization to the extent that the fair market value of properties serving as collateral security for the Company's assets are reduced. Numerous factors, such as adverse changes in local market conditions, competition, increases in operating expenses and uninsured losses, can affect a property owner's ability to maintain or increase revenues to cover operating expenses and the debt service on the property's financing and, consequently, lead to a deterioration in credit quality or a loan default and reduce the value of the Company's asset. In addition, the yield to maturity on the Company's CMBS assets are subject to the default and loss experience on the underlying mortgage loans, as well as by the rate and timing of payments of principal. If there are realized losses on the underlying loans, the company may not recover the full amount, or possibly, any of its initial investment in the affected CMBS asset. To the extent there are prepayments on the underlying mortgage loans as a result of refinancing at lower rates, the Company's CMBS assets may be retired substantially earlier than their stated maturities leading to reinvestment in lower yielding assets. There can be no assurance that the Company's assets will not experience any of the foregoing risks or that, as a result of any such experience, the Company will not suffer a reduced return on investment or an investment loss.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



10.  Equipment and Leasehold Improvements

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


11.  Notes Payable


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



12.  Long-Term Debt


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


13.  Shareholders' Equity


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



13.  Shareholders' Equity, continued


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


14.  General and Administrative Expenses


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



15.  Income Taxes


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

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for the year ended December 31, 1997 is as follows (in thousands):

 Federal income tax at statutory rate (34%)                 $ (1,531)   (34.0)%
 State and local taxes, net of federal tax benefit                36      0.1%
 Tax benefit of net operating loss not currently recognized    1,536     34.0 %
 Other                                                            14      0.0 %
                                                            ====================
                                                            $     55      0.1%
                                                            ====================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

The components of the net deferred tax assets recorded under SFAS No. 109 as of December 31, 1997 is as follows (in thousands):

 Net operating loss carryforward                                     $    9,090
 Reserves on other assets and for possible credit losses                  3,326
 Deferred revenue                                                           616
 Reserve for uncollectible accounts                                         208
                                                                     -----------
 Deferred tax assets                                                 $   13,240
 Valuation allowance                                                    (13,240)
                                                                     -----------
                                                                     $     -
                                                                     ===========

The Company recorded a valuation allowance to fully reserve its net deferred assets. Under SFAS No. 109, this valuation allowance will be adjusted in future years, as appropriate. However, the timing and extent of such future adjustments can not presently be determined.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



16.  Employee Benefit Plans


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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



16.  Employee Benefit Plans, continued

the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.


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



17.  Fair Values of Financial Instruments


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


     Commercial mortgage-backed security: The fair value was obtained by obtaining a quote for the sale of the security. The fair value of the commercial mortgage-backed security was $49.5 million at December 31, 1997.

     Loans receivable, net: The fair values were estimated by using current institutional purchaser yield requirements. The fair value of the investing and lending transactions totaled $203.2 million at December 31, 1997.


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



18.  Supplemental Schedule of Non-Cash and Financing Activities


The following is a summary of the significant non-cash investing and financing activities during the year ended December 31, 1997:

 Stock received as partial compensation for advisory services        $  1,798

In connection with the sale of properties and notes receivable, the Company entered into various non-cash transactions as follows during the year ended December 31, 1997 (in thousands):

 Sales price less selling costs                                      $   8,396
 Amount due from buyer                                                  (1,090)
                                                                   -------------
Net cash received                                                   $    7,306
                                                                   =============

Interest paid on the Company's outstanding debt for 1997, 1996 and 1995 was $1,877,000, $550,000 and $730,000, respectively.


19.  Transactions with Related Parties


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



20.  Commitments and Contingencies


Leases

The Company leases premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 1997 are as follows (in thousands):

Years ending December 31:
   1998                                                              $    508
   1999                                                                   515
   2000                                                                   197
   2001                                                                    23
   2002                                                                    23
                                                                   ------------
                                                                     $  1,266
                                                                   ============

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



21.  Summary of Quarterly Results of Operations (Unaudited)


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