Form 10-Q/A
period 1998-03-31
CAPITAL TRUST
filed 1998-10-23
CIK 16387

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


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:             1-8063


                                  CAPITAL TRUST
             (Exact name of registrant as specified in its charter)

California                                                94-6181186
------------------------------------         -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

605 Third Avenue, 26th Floor, New York, NY                                 10016
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

Yes  /X/   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practical date.

Class                                                Outstanding at May 13, 1998
-------------------------------------------          ---------------------------
Class A Common Shares of Beneficial Interest                18,229,650
$1.00 par value ("Class A Common Shares")

                                  CAPITAL TRUST
                                      INDEX



Part I.       Financial Information

              Item 1:      Financial Statements                                                          1

                      Consolidated Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997
                           (audited)                                                                     1

                      Consolidated Statements of Operations - Three Months Ended March 31, 1998 and
                           1997 (unaudited)                                                              2

                      Consolidated Statements of Changes in Shareholders' Equity - Three Months Ended
                           March 31, 1998 and 1997 (unaudited)                                           3

                      Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998 and
                           1997 (unaudited)                                                              4

                      Notes to Consolidated Financial Statements (unaudited)                             5

              Item 2:      Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                   11


              Signatures                                                                                16


                         Capital Trust and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997
                                 (in thousands)


                                                                                       March 31,              December 31,
                                                                                         1998                     1997
                                                                                  --------------------     --------------------
                                                                                       (unaudited)               (audited)
                                        Assets


Cash and cash equivalents                                                           $        7,075           $       49,268
Available-for-sale securities                                                                9,604                   11,975
Commercial mortgage-backed securities                                                       67,486                   49,490
Loans receivable, net of $942 (unaudited) and $462 reserve for possible
   credit losses at March 31, 1998 and December 31, 1997, respectively                     349,588                  202,322
Excess of purchase price over net tangible assets acquired, net                                326                      331
Deposits and other receivables                                                               3,824                      284
Accrued interest receivable                                                                  3,418                      818
Prepaid and other assets                                                                     3,858                    2,878
                                                                                  --------------------     --------------------
     Total assets                                                                     $    445,179             $    317,366
                                                                                  ====================     ====================


                         Liabilities and Shareholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                            $        5,098           $        5,718
   Notes payable                                                                             4,447                    4,953
   Credit facility                                                                         188,714                   79,864
   Repurchase obligations                                                                   97,945                   82,173
   Deferred origination fees and other revenue                                               3,099                    1,369
                                                                                  --------------------     --------------------
Total liabilities                                                                          299,303                  174,077
                                                                                  --------------------     --------------------

Commitments and contingencies


Shareholders' equity:
   Class A Convertible Preferred Shares, $1.00 par value,$0.26 cumulative annual dividend, 12,639 shares authorized, 12,268 shares
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

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1998 and 1997
                      (in thousands, except per share data)
                                   (unaudited)


                                                                              1998                    1997
                                                                       -------------------      ------------------
Income from loans and other investments:
   Interest and related income                                           $        7,977           $           36
   Less: interest and related expenses                                            3,081                     -
                                                                       -------------------      ------------------
     Net income from loans and other investments                                  4,896                       36
                                                                       -------------------      ------------------

Other revenues:
   Advisory and investment banking fees                                           2,860                     -
   Rental income                                                                   -                         290
   Other interest income                                                            370                      287
   Loss on sale of rental properties                                               -                        (432)
                                                                       -------------------      ------------------
     Total other revenues                                                         3,230                      145
                                                                       -------------------      ------------------

 Other expenses:
   General and administrative                                                     3,241                      432
   Other interest expense                                                           106                       99
   Rental property expenses                                                        -                         137
   Depreciation and amortization                                                     46                       21
   Provision for possible credit losses                                             480                     -
                                                                       -------------------      ------------------
     Total other expenses                                                         3,873                      689
                                                                       -------------------      ------------------

   Net income (loss) before income taxes                                          4,253                     (508)
Provision for income taxes                                                        1,580                     -
                                                                       -------------------      ------------------

   Net income (loss)                                                     $        2,673           $         (508)
Less:  Class A Preferred Share dividend requirement                                (784)                    -
                                                                       -------------------      ------------------
   Net income (loss) allocable to Class A Common Shares                  $        1,889           $         (508)
                                                                       ===================      ==================

Per share information:
   Net income (loss) per Class A Common Share:
     Basic                                                               $         0.10           $        (0.06)
                                                                       ===================      ==================
     Diluted                                                             $         0.09           $        (0.06)
                                                                       ===================      ==================
  Weighted average Class A Common Shares outstanding:
     Basic                                                                   18,207,900                9,157,150
                                                                       ===================      ==================
     Diluted                                                                 30,736,405                9,157,150
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


                                                                                  Restricted
                                                          Class A      Class A     Class A     Additional
                                     Comprehensive       Preferred     Common       Common      Paid-In
                                     Income (Loss)         Shares      Shares       Shares      Capital
                                   ------------------   ---------------------------------------------------

Three months ended March 31, 1997
--------------------------------
Balance at December 31, 1996       $         -          $       -      $ 9,157    $     -      $  55,098
Net loss                                   (508)                -           -           -            -
Change in unrealized gain
  (loss) on available-for-sale               41                 -           -           -            -
  securities
Other                                        -                  -           -           -             27
                                   ------------------   ---------------------------------------------------
Balance at March 31, 1997          $       (467)        $       -      $ 9,157     $    -      $  55,125
                                   ==================   ===================================================


Three months ended March 31, 1998
---------------------------------
Balance at December 31, 1997       $         -          $   12,268     $18,157     $    -      $ 158,137
Net income                                2,673                 -           -            -            -
Change in unrealized gain
  (loss) on available-for-sale
  securities                               (118)                -           -            -            -
Issuance of restricted
  Class A Common Shares                      -                  -           -            72          653
Restricted Class A Common
  Shares earned                              -                  -           -            -            -
                                   ------------------   ---------------------------------------------------
Balance at March 31, 1998          $      2,555         $   12,268     $18,157     $     72    $ 158,790
                                   ==================   ===================================================



                                                    Accumulated
                                                       Other
                                     Unearned      Comprehensive     Accumulated
                                   Compensation        Income          Deficit        Total
                                  --------------------------------------------------------------

Three months ended March 31, 1997
--------------------------------
Balance at December 31, 1996      $        -        $       (22)       $ (39,762)     $   24,471
Net loss                                   -                 -              (508)           (508)
Change in unrealized gain
  (loss) on available-for-sale             -                 41               -               41
  securities
Other                                      -                 -                -               27
                                  --------------------------------------------------------------
Balance at March 31, 1997         $        -        $        19        $ (40,270)     $   24,031
                                  ==============================================================


Three months ended March 31, 1998
---------------------------------
Balance at December 31, 1997      $        -         $      387        $ (45,660)     $  143,289
Net income                                 -                 -             2,673           2,673
Change in unrealized gain
  (loss) on
  available-for-sale
  securities                               -               (118)              -             (118)
Issuance of restricted
  Class A Common Shares                  (725)               -                -               -
Restricted Class A Common
  Shares earned                            32                -                -               32
                                  --------------------------------------------------------------
Balance at March 31, 1998           $    (646)      $       (55)      $  (39,531)     $  149,055
                                  ==============================================================





          See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1998 and 1997
                                 (in thousands)
                                   (unaudited)

                                                                                      1998                  1997
                                                                               -------------------    ------------------

Cash flows from operating activities:
   Net income (loss)                                                             $        2,673         $         (508)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                                         46                     21
       Restricted Class A Common Shares earned                                               32                   -
       Loss on sale of investments and properties                                          -                       432
       Provision for possible credit losses                                                 480                   -
   Changes in assets and liabilities:
       Deposits and receivables                                                          (3,540)                    20
       Accrued interest receivable                                                       (2,600)                  -
       Prepaid and other assets                                                            (895)                   (53)
       Deferred  revenue                                                                  1,730                   -
       Accounts payable and accrued expenses                                               (620)                  (213)
       Other liabilities                                                                   -                       (70)
                                                                               -------------------    ------------------
   Net cash used in operating activities                                                 (2,694)                  (371)
                                                                               -------------------    ------------------


Cash flows from investing activities:
       Purchase of commercial mortgage-backed securities                                (28,959)                  -
       Principal collections of commercial mortgage-backed securities                    10,963                   -
       Origination and purchase of loans receivable                                    (148,153)                  -
       Principal collections of loans receivable                                            407                      8
       Purchases of equipment and leasehold improvements                                   (126)                  -
       Improvements to rental properties                                                   -                       (64)
       Proceeds from sale of rental properties                                             -                     7,306
       Principal collections on available-for-sale securities                             2,253                  1,015
                                                                               -------------------    ------------------
   Net cash provided by (used in) investing activities                                 (163,615)                 8,265
                                                                               -------------------    ------------------


Cash flows from financing activities:
       Proceeds from repurchase obligations                                              26,612                   -
       Repayment of repurchase obligations                                              (10,840)                  -
       Proceeds from credit facility                                                    148,714                   -
       Repayment of credit facility                                                     (39,864)                  -
       Repayment of notes payable                                                          (506)                (4,289)
       Additional Paid-in Capital                                                          -                        27
                                                                               -------------------    ------------------
   Net cash provided by (used in) financing activities                                  124,116                 (4,262)
                                                                               -------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                    (42,193)                 3,632
Cash and cash equivalents at beginning of period                                         49,268                  4,698
                                                                               -------------------    ------------------
Cash and cash equivalents at end of period                                       $        7,075         $        8,330
                                                                               ===================    ==================

Supplemental disclosure of cash flow information
Interest paid during the period                                                  $        2,260         $           99
                                                                               ===================    ==================
Taxes paid during the period                                                     $          143         $           -
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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



5.     Commercial Mortgage-Backed Securities

During  the  quarter  ended  March  31,  1998,  the  Company   purchased   three
subordinated commercial mortgage-backed securities issued by a financial asset securitization investment trust for $29.0 million.

The Company's commercial mortgage-backed securities totaled $67,486,000 at March 31, 1998, all of which earned interest at floating rates (weighted average interest rate is 9.68% at March 31, 1998).

6.   Loans receivable

At March 31, 1998, the amount and weighted average interest rate the Company's loans receivable by category was as follows (in thousands):

                                                                                               Weighted
                                                                                               Average
                                                                     Amount                 Interest Rate
                                                               -------------------        -------------------

         Mortgage Loans                                         $       201,367                   11.20%
         Mezzanine Loans                                                147,111                   11.79%
         Other mortgage loans receivable                                  2,052                    8.41%
                                                               -------------------
         Total loans and other investments                              350,530                   11.43%
           Less:  Reserve for possible credit losses                       (942)
                                                               -------------------
         Net loans and other investments                        $        49,588
                                                               ===================

At March 31, 1998, $239.6 million of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 370 basis points to LIBOR plus 660 basis points before amortization of fees, premiums and discounts. The remaining $110.9 million of loans were originated or purchased with fixed rates ranging from 8.5% to 12% at March 31, 1998. All of the loans financed at fixed rates were swapped to yield a floating rate. The weighted average interest rate in effect at March 31, 1998, including interest rate swaps and amortization of fees, premiums and discounts, was 11.43%.

During the quarter ended March 31, 1998, the Company completed eight new loan transactions totaling approximately $159.1 million and provided $5.4 million of additional fundings on two existing loans. The Company funded $148.1 million of the foregoing loans receivable through March 31, 1998 and had unfunded commitments on such assets totaling $37.9 million at March 31, 1998.

At March 31, 1998, the Company has letters of intent outstanding for various other lending transactions, which were subject to satisfaction of certain conditions.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


7.   Long-Term Debt


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



8.  Income Taxes


The Company will elect to file a consolidated federal income tax return for the year ending December 31, 1998. The provision for income taxes for the quarter ended March 31, 1998 is comprised of the following (in thousands):

Current
   Federal                                                  $     787
   State                                                          417
   Local                                                          376
Deferred
   Federal                                                         -
   State                                                           -
   Local                                                           -
                                                          --------------
Provision for income taxes                                  $   1,580
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


9.  Employee Benefit Plans


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

Overview of Financial Condition
-------------------------------


         During the first quarter of 1998, the Company completed nine new loan and investment in commercial mortgage-backed securities transactions totaling approximately $188.1 million and provided $5.4 million of additional fundings on two existing loans. The Company funded $177.1 million of the foregoing loans and investments through March 31, 1998 which enabled the Company to grow its assets from $317.4 million to $445.2 million. The significant infusion of cash from the public offering of Class A Common Shares in December 1997 allowed the Company to expand its specialty finance company operations. The equity capital provided by the public offering, used in combination with additional borrowings under the Credit Facility and repurchase financing, allowed the Company to make the investments described below.

         Since December 31, 1997, the Company has identified, negotiated and committed to fund or acquire nine loan and investment in commercial mortgage-backed securities transactions. This includes five Mortgage Loan transactions totaling $84.2 million (of which $12.4 million remains unfunded at March 31, 1998), three Mezzanine Loan transactions totaling $74.9 million (of which $4.0 million remains unfunded at March 31, 1998), and one transaction for three subordinated commercial mortgage-backed securities issued by a financial asset securitization investment trust for $29.0 million. The Company also funded $5.4 million of commitments to two existing loans. The Company believes that these investments will provide investment yields within the Company's target range of 400 to 600 basis points above LIBOR. The Company maximizes its return on equity by utilizing its existing cash on hand and then employing leverage on its investments (employing a cash optimization model). The Company may make investments with yields that fall outside of the investment range set forth above, but that correspond with the level of risk perceived by the Company to be inherent in such investments.

At March 31, 1998, the Company had outstanding loans and investments in commercial mortgage-backed securities totaling in excess of $418 million and had additional commitments for fundings of approximately $37.9 million pursuant to certain of the loans originated in such transactions.


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

Comparison of the Three Months Ended March 31. 1998 to the
----------------------------------------------------------
     Three Months Ended March 31. 1997
     ---------------------------------

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

                                          CAPITAL TRUST




October 20, 1998                          /s/ John R. Klopp
Date                                      -----------------
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