Form 10-Q/A
period 1998-06-30
CAPITAL TRUST
filed 1998-10-23
CIK 16387

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


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:             1-8063


                                  CAPITAL TRUST
             (Exact name of registrant as specified in its charter)

California                                              94-6181186
-------------------------------------       -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

605 Third Avenue, 26th Floor, New York, NY                                 10016
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

                                  CAPITAL TRUST
                                      INDEX


Part I.       Financial Information

              Item 1:      Financial Statements                                                          1

                      Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997
                           (audited)                                                                     1

                      Consolidated Statements of Operations - Three and Six Months Ended
                           June 30, 1998 and 1997 (unaudited)                                            2

                      Consolidated Statements of Changes in Shareholders' Equity - Six Months Ended
                           June 30, 1998 and 1997 (unaudited)                                            3

                      Consolidated Statements of Cash Flows - Six Months Ended June 30, 1998 and 1997
                           (unaudited)                                                                   4

                      Notes to Consolidated Financial Statements (unaudited)                             5


              Item 2:      Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                   13

              Signatures                                                                                19



                         Capital Trust and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997
                                 (in thousands)


                                                                                   June 30,               December 31,
                                                                                     1998                     1997
                                                                              --------------------     --------------------
                                                                                  (unaudited)               (audited)
                                        Assets

Cash and cash equivalents                                                       $        9,804           $       49,268
Other available-for-sale securities, at market value                                     7,367                   11,975
Commercial mortgage-backed securities, available-for-sale and recorded at market value at June 30, 1998, held to maturity and recorded at
   amortized cost at December 31, 1998                                                  60,321                   49,490
Loans receivable, net of $1,702 (unaudited) and $462 reserve for possible credit losses at June 30, 1998 and December 31, 1997, respectively
                                                                                       545,530                  202,322
Excess of purchase price over net tangible assets acquired, net                            319                      331
Deposits and other receivables                                                           2,438                      284
Accrued interest receivable                                                              5,520                      818
Prepaid and other assets                                                                 5,962                    2,878
                                                                              --------------------     --------------------
     Total assets                                                               $      637,261           $      317,366
                                                                              ====================     ====================

                         Liabilities and Shareholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                        $        8,758           $        5,718
   Notes payable                                                                        14,611                    4,953
   Credit Facilities                                                                   353,894                   79,864
   Repurchase obligations                                                              105,954                   82,173
   Deferred origination fees and other revenue                                           4,989                    1,369
                                                                              --------------------     --------------------
Total liabilities                                                                      488,206                  174,077
                                                                              --------------------     --------------------

Commitments and contingencies


Shareholders' equity:
   Class A Convertible Preferred Shares, $1.00 par value, $0.26 cumulative annual dividend, 12,639 shares authorized, 12,268 shares
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
                                   (unaudited)


                                                             Three Months Ended                         Six Months Ended
                                                                  June 30,                                  June 30,
                                                    --------------------------------------    --------------------------------------
                                                         1998                  1997                 1998                 1997
                                                    ----------------     -----------------    -----------------    -----------------
Income from loans and other investments:
   Interest and related income                        $      14,066        $          40       $       22,043       $           76
   Less: interest and related expenses                        6,516                 -                   9,597                 -
                                                    ----------------     -----------------    -----------------    -----------------
     Net income from loans and other investments              7,550                   40               12,446                   76
                                                    ----------------     -----------------    -----------------    -----------------

Other revenues:
   Advisory and investment banking fees                       5,790                 -                   8,650                 -
   Rental income                                                -                     15                 -                     305
   Other interest income                                        310                  316                  680                  603
   Loss on sale of rental properties                            -                   -                    -                    (432)
                                                    ----------------     -----------------    -----------------    ----------------
     Total other revenues                                     6,100                  331                9,330                  476
                                                    ----------------     -----------------    -----------------    ----------------

 Other expenses:
   General and administrative                                 4,020                  710                7,261                1,142
   Other interest expense                                       105                   24                  211                  123
   Rental property expenses                                     -                    (14)                -                     123
   Depreciation and amortization                                 62                    3                  108                   24
   Provision for possible credit losses                         760                 -                   1,240                 -
                                                    ----------------     -----------------    -----------------    ----------------
     Total other expenses                                     4,947                  723                8,820                1,412
                                                    ----------------     -----------------    -----------------    ----------------


   Net income (loss) before income taxes                      8,703                 (352)              12,956                 (860)
Provision for income taxes                                    3,679                -                    5,259                -
                                                    ----------------     -----------------    -----------------    ----------------

   Net income (loss)                                 $       5,024        $         (352)      $        7,697       $         (860)
Less:  Class A Preferred Share dividend and
dividend requirement                                           784                 -                    1,568                -
                                                    ----------------     -----------------    -----------------    ----------------
   Net income (loss) allocable to Class A
      Common Shares                                  $       4,240        $         (352)      $        6,129       $         (860)
                                                    ================     =================    =================    ================


Per share information:
   Net income (loss) per Class A Common Share:
     Basic                                           $        0.23        $       (0.04)       $        0.34        $       (0.09)
                                                    ================     =================    =================    ================
     Diluted                                         $        0.16        $       (0.04)       $        0.25        $       (0.09)
                                                    ================     =================    =================    ================
   Weighted average Class A Common Shares
   outstanding:
     Basic                                              18,229,650            9,157,150           18,218,835            9,157,150
                                                    ================     =================    =================    ================
     Diluted                                            30,770,567            9,157,150           30,744,162            9,157,150
                                                    ================     =================    =================    ================

See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                 For the Six Months Ended June 30, 1998 and 1997
                                 (in thousands)
                                   (unaudited)


                                                                              Restricted
                                                      Class A     Class A      Class A     Additional
                                 Comprehensive       Preferred     Common       Common      Paid-In
                                 Income (Loss)        Shares       Shares       Shares      Capital
                               ------------------   -------------------------------------------------

Six months ended
  June 30, 1997
---------------------
Balance at December 31, 1996       $      -          $       -    $ 9,157      $     -    $  55,098
Net loss                                (860)                -         -             -           -
Change in unrealized gain
  (loss) on available-for-sale
  securities                             157                 -         -             -           -
Other                                      -                 -         -             -           27
                                   --------------------------------------------------------------------
Balance at June 30, 1997           $     (703)        $      -    $ 9,157      $     -    $  55,125
                                   =====================================================================

Six months ended
  June 30, 1998
---------------------

Balance at December 31, 1997       $        -         $  12,268    $18,157      $    -    $ 158,137
Net income                                7,697              -          -            -           -
Change in unrealized gain
  (loss) on available-for-sale
  securities                               (442)             -          -            -           -
Issuance of restricted
  Class A Common Shares                      -               -          -             72        653
Restricted Class A Common
  Shares earned                              -               -          -            -            -
Class A Preferred Share
  Dividend                                   -               -          -            -            -
                                 -------------------------------------------------------------------------
Balance at June 30, 1998         $        7,255       $  12,268    $18,157      $     72   $ 158,790
                                 =======================================================================




                                                  Accumulated
                                                     Other
                                   Unearned      Comprehensive     Accumulated
                                 Compensation        Income          Deficit        Total
                               ---------------------------------------------------------------

Six months ended
  June 30, 1997
---------------------
Balance at December 31, 1996     $      -        $        (22)    $ (39,762)    $    24,471
Net loss                                -                  -           (860)           (860)
Change in unrealized gain
  (loss) on available-for-sale          -                 157            -              157
  securities
Other                                   -                  -             -              27
                                 ---------------------------------------------------------------
Balance at June 30, 1997         $      -        $        135     $ (40,622)    $   23,795
                                 ===============================================================

Six months ended
  June 30, 1998
---------------------
Balance at December 31, 1997     $      -        $        387     $ (45,660)    $  143,289
Net income                              -                  -          7,697          7,697
Change in unrealized gain
  (loss) on available-for-sale
  securities                            -                (442)          -             (442)
Issuance of restricted
  Class A Common Shares                (725)               -            -              -
Restricted Class A Common
  Shares earned                          79                -            -               79
Class A Preferred Share
  Dividend                              -                  -         (1,568)        (1,568)
                                 ---------------------------------------------------------------
Balance at June 30, 1998         $     (646)      $       (55)    $ (39,531)    $  149,055
                                 ===============================================================

          See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1998 and 1997
                            (in thousands)(unaudited)

                                                                                      1998                       1997
                                                                               -------------------    ------------------

Cash flows from operating activities:
   Net income (loss)                                                             $        7,697         $         (860)
  Adjustments to reconcile net income (loss) to net cash
     Provided by (used in) operating activities:
       Depreciation and amortization                                                        108                     25
       Restricted Class A Common Shares earned                                               79                   -
       Net amortization of premiums and accretion of discounts on loans
          and other investments                                                             477                   -
       Loss on sale of investments and properties                                          -                       432
       Provision for possible credit losses                                               1,240                   -
   Changes in assets and liabilities:
       Deposits and receivables                                                          (2,154)                   (89)
       Accrued interest receivable                                                       (4,702)                  -
       Prepaid and other assets                                                          (2,940)                  (403)
       Deferred  revenue                                                                  3,620                   -
       Accounts payable and accrued expenses                                              3,040                    834
       Other liabilities                                                                   -                       (70)
                                                                               -------------------    ------------------
   Net cash provided by (used in) operating activities                                    6,465                   (131)
                                                                               -------------------    ------------------

Cash flows from investing activities:
       Purchase of commercial mortgage-backed securities                                (36,302)               (49,524)
       Principal collections of commercial mortgage-backed securities                    25,471                   -
       Origination and purchase of loans receivable                                    (374,297)                  -
       Principal collections of loans receivable                                         29,372                     16
       Purchases of equipment and leasehold improvements                                   (240)                  -
       Improvements to rental properties                                                   -                       (64)
       Proceeds from sale of rental properties                                             -                     7,306
       Principal collections on available-for-sale securities                             4,166                  1,576
                                                                               -------------------    ------------------
   Net cash used in investing activities                                               (351,830)               (40,690)
                                                                               -------------------    ------------------

Cash flows from financing activities:
       Proceeds from repurchase obligations                                              41,837                 42,451
       Repayment of repurchase obligations                                              (18,056)                  -
       Proceeds from credit facilities                                                  383,289                   -
       Repayment of credit facilities                                                  (109,259)                  -
       Proceeds from notes payable                                                       10,170                   -
       Repayment of notes payable                                                          (512)                (4,296)
       Dividends paid on Class A Preferred Shares                                        (1,568)                  -
       Additional Paid-in Capital                                                          -                        27
                                                                               -------------------    ------------------
   Net cash provided by financing activities                                            305,901                 38,182
                                                                               -------------------    ------------------

Net decrease in cash and cash equivalents                                               (39,464)                (2,639)
Cash and cash equivalents at beginning of period                                         49,268                  4,698
                                                                               -------------------    ------------------
Cash and cash equivalents at end of period                                       $        9,804         $        2,059
                                                                               ===================    ==================

Supplemental disclosure of cash flow information
Interest paid during the period                                                  $        7,640         $          123
                                                                               ===================    ==================
Taxes paid during the period                                                     $        3,139         $           -
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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



5.    Commercial Mortgage-Backed Securities

During the six months ended June 30, 1998, the Company purchased interests in three subordinated commercial mortgage-backed securities issued by a financial asset securitization investment trust for $36.3 million.

During the quarter ended June 30, 1998, due to prepayments made on underlying securities that reduced the interest rate/risk profile and maturity of a commercial mortgage-backed security, the Company concluded that it no longer anticipated holding this security to maturity. The security was sold during the quarter ended September 30, 1998 at par. Because of this decision to sell a held-to-maturity security, the Company has transferred all of its investments in commercial mortgage-backed securities, which have a book value of $60,321,000 as of June 30, 1998, from held-to-maturity securities to available-for-sale at amortized cost, which approximated market value. The securities bear interest at floating rates, for which the weighted average interest rate in effect at June 30, 1998 is 9.56%.

6.   Loans Receivable

At June 30, 1998, the amount and weighted average interest rate the Company's loans receivable by category was as follows (in thousands):



                                                                                           Weighted Average
                                                                                            Interest Rate
                                                                     Amount
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
                                                               ===================


At June 30, 1998, $414.2 million of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 700 basis points before amortization of fees, premiums and discounts. The remaining $133.0 million of loans were originated or purchased with fixed rates ranging from 8% to 12% at June 30, 1998. All of the loans with fixed rates were the subject of interest rate swaps to provide a floating rate. The weighted average interest rate in effect at June 30, 1998, including interest rate swaps and amortization of fees, premiums and discounts, was 11.50%.

During the six months ended June 30, 1998, the Company completed sixteen new loan transactions totaling approximately $400.4 million and provided $7.4 million of additional fundings on four existing loans. The Company funded $374.3 million of the foregoing loans receivable and investments through June 30, 1998 and had unfunded commitments on such assets totaling $45.4 million at June 30, 1998.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


At June 30, 1998, the Company had committed to originate one loan for $28.0 million subject to definitive documentation (of which $23.0 million was funded in early July 1998) and had letters of intent outstanding for various other lending transactions, which were subject to satisfaction of certain conditions.

7.  Long-Term Debt


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

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for the quarter ended June 30, 1998 is as follows (in thousands):


   Federal income tax at statutory rate (34%)                                   $  4,405        34.0%
   State and local taxes, net of federal tax benefit                               1,595        12.3
   Tax benefit of utilization of net operating loss carryforward                    (850)       (6.5)
   Other                                                                             109         0.8
                                                                            ------------------------------
                                                                                $  5,259        40.6%
                                                                            ==============================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The components of the net deferred tax assets recorded under SFAS No. 109 as of June 30, 1998 are as follows (in thousands):

   Net operating loss carryforward                               $     8,240
   Reserves on other assets and for possible credit losses             3,552
   Deferred revenue                                                      616
   Reserve for uncollectible accounts                                    208
                                                               -----------------
   Deferred tax assets                                           $    12,616
   Valuation allowance                                               (12,616)
                                                               ----------------
                                                                 $      -
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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The following table summarizes the activity under the Incentive Share Plan for the six months ended June 30, 1998:


                                                           Options                 Exercise Price
                                                         Outstanding                  per Share
                                                  --------------------------  --------------------------

   Outstanding at January 1, 1998                               607,000                  $6.00
   Granted                                                    1,007,250             $10.00 - $11.38
   Exercised                                                         -
   Canceled                                                      57,500             $6.00 - $10.00
                                                  --------------------------  --------------------------
   Outstanding at June 30, 1998                               1,556,750             $6.00 - $11.38
                                                  ==========================  ==========================


10.   Subsequent Event


On July 28, 1998, the Company privately placed 150,000 8.25% Step Up Convertible Trust Preferred Securities (liquidation amount $1,000 per security) with an aggregate liquidation amount of $150 million (the "Convertible Trust Preferred Securities"). The Convertible Trust Preferred Securities were issued by the Company's consolidated statutory trust subsidiary, CT Convertible Trust I (the "Trust"). The Convertible Trust Preferred Securities represent an undivided beneficial interest in the assets of the Trust which consist solely of the Company's Convertible Debentures. This private placement transaction was completed concurrently with the related issuance and sale to the Trust of the Company's 8.25% Step Up Convertible Junior Subordinated Debentures in the aggregate principal amount of $154,650,000 (the "Convertible Debentures"). Distributions on the Convertible Trust Preferred Securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the Convertible Debentures, the sole assets of the Trust. Distributions are payable only to the extent payments are made in respect to the Convertible Debentures.

The Company received $145.2 million in net proceeds, after original issue discount and transaction expenses, pursuant to the above transactions, reflecting an original issue discount of 3% from the liquidation amount of the Convertible Trust Preferred Securities. The proceeds were initially used to pay down the Company's Credit Facilities. The Convertible Trust Preferred Securities will be convertible into class A common shares of beneficial interest, $1.00 par value, of the Company, pursuant to the direction of the holder of the Convertible Trust Preferred Securities to the conversion agent to exchange such Convertible Trust Preferred Securities for a portion of the Convertible Debentures held by the Trust on the basis of one security per $1,000 principal amount of Convertible Debentures, and immediately convert such amount of Convertible Debentures into Class A Common Shares at an initial rate of 85.47 Class A Common Shares per $1,000 principal amount of the Convertible Debentures (which is equivalent to a conversion price of $11.70 per Class A Common Share). The Convertible Debentures have a 20-year maturity and are non-callable for five years. Upon repayment of the Convertible Debentures at maturity or upon redemption, the proceeds of such repayment or payment shall be simultaneously paid and applied to redeem, among other things, the Convertible Trust Preferred Securities. If the securities have not been redeemed by September 30, 2004, the distribution rate will step up by 0.75% per annum. The 3% ($4.5 million) discount on the issuance will be amortized over the life of the Convertible Trust Preferred Securities.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



For financial reporting purposes, the Trust will be treated as a subsidiary of the Company and, accordingly, the accounts of the Trust will be included in the consolidated financial statements of the Company. Intercompany transactions between the Trust and the Company, including the Junior Subordinated Debentures, will be eliminated in the consolidated financial statements of the Company. The Convertible Trust Preferred Securities will be presented as a separate caption between liabilities and shareholders' equity in the consolidated balance sheet of the Company as "Company-obligated, madatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the Company". Distributions on the Convertible Trust Preferred Securities will be recorded as a separate caption immediately following non-interest expense in the consolidated statement of operations of the Company.

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

Overview of Financial Condition
-------------------------------


         During the six months ended June 30, 1998, the Company completed eighteen new loan and investment in commercial mortgage-backed securities transactions totaling approximately $436.7 million and provided $7.4 million of additional fundings on four existing loans. The Company funded $410.6 million of the foregoing loans and investments through June 30, 1998, which enabled the Company to grow its assets from $317.4 million to $637.3 million. The significant infusion of cash from the public offering of Class A Common Shares in December 1997 allowed the Company to expand its specialty finance company operations. The equity capital provided by the public offering, used in combination with additional borrowings under the Credit Facilities (as defined below) and repurchase financing, allowed the Company to make the investments described below.

         Since December 31, 1997, the Company has identified, negotiated and committed to fund or acquire eighteen loan and commercial mortgage-backed securities transactions. These include eight Mortgage Loan transactions totaling $153.5 million (of which $16.1 million remains unfunded at June 30, 1998), eight Mezzanine Loan transactions totaling $246.9 million (of which $17.4 million remains unfunded at June 30, 1998), and two acquisitions of three classes of subordinated interests issued by a financial asset securitization investment trust totaling $36.3 million. The Company also funded $7.4 million of commitments under four existing loans. The Company believes that these investments will provide investment yields within the Company's target range of 400 to 600 basis points above LIBOR. The Company maximizes its return on equity by utilizing its existing cash on hand and then employing leverage on its investments (employing a cash optimization model). The Company may make investments with yields that fall outside of the investment range set forth above, but that correspond with the level of risk perceived by the Company to be inherent in such investments. At June 30, 1998, the Company had outstanding loans and investment in commercial mortgage-backed securities totaling in excess of $581 million, additional commitments for fundings on outstanding loans of approximately $45.4 million and a $28.0 million commitment to originate a new mortgage loan (of which $23.0 million was funded in early July 1998).


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

Comparison of the Six and Three Months Ended June 30, 1998 to the
-----------------------------------------------------------------
     Six and Three Months Ended June 30, 1997
     ----------------------------------------

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

Liquidity and Capital Resources
-------------------------------

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

                                                 CAPITAL TRUST



October 23, 1998                                 /s/ John R. Klopp
----------------                                 -----------------
Date                                             John R. Klopp
                                                 Chief Executive Officer

                                                 /s/ Edward L. Shugrue III
                                                 ------------------------
                                                 Edward L. Shugrue III
                                                 Managing Director and
                                                 Chief Financial Officer