Form 10-Q
period 1998-09-30
CAPITAL TRUST
filed 1998-11-16
CIK 16387

As filed with the Securities and Exchange Commission on November 16, 1998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:    1-8063


                                  CAPITAL TRUST
             (Exact name of registrant as specified in its charter)

California                                              94-6181186
-----------------------------------     ----------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

605 Third Avenue, 26th Floor, New York, NY                                10016
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

Yes / X /    No /  /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practical date.

Class                                           Outstanding at November 13, 1998
-------------------------------------        -----------------------------------
Class A Common Shares of Beneficial Interest,          18,213,816
$1.00 par value ("Class A Common Shares")

                                  CAPITAL TRUST
                                      INDEX

Part I.       Financial Information

              Item 1:      Financial Statements                                                          1

                      Consolidated   Balance   Sheets  -   September   30,  1998
                           (unaudited) and December 31, 1997 (audited)                                   1

                      Consolidated  Statements  of  Operations  - Three and Nine
                           Months Ended September 30, 1998 (unaudited) and Three
                           and Nine Months Ended  September 30, 1997  (unaudited
                           and audited, respectively)                                                    2

                      Consolidated Statements of Changes in Shareholders' Equity
                           - Nine Months Ended  September  30, 1998  (unaudited)
                           and Nine Months Ended September 30, 1997 (audited)                            3

                      Consolidated  Statements of Cash Flows - Nine Months Ended
                           September 30, 1998  (unaudited) and Nine Months Ended
                           September 30, 1997 (audited)                                                  4

                      Notes to Consolidated Financial Statements (unaudited)                             5

              Item 2:      Management's  Discussion  and  Analysis of  Financial
                           Condition and Results of Operations                                          14

Part II.      Other Information

              Item 1:      Legal Proceedings                                                            24

              Item 2:      Changes in Securities and Use of Proceeds                                    24

              Item 3:      Defaults Upon Senior Securities                                              24

              Item 4:      Submission of Matters to a Vote of Security Holders                          24

              Item 5:      Other Information                                                            24

              Item 6:      Exhibits and Reports on Form 8-K                                             25

              Signatures                                                                                27


                         Capital Trust and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997
                                 (in thousands)


                                                                                      September 30,            December 31,
                                                                                           1998                     1997
                                                                                  --------------------     --------------------
                                                                                       (unaudited)               (audited)
                                     Assets

  Cash and cash equivalents                                                       $      16,420             $     49,268
  Other available-for-sale securities, at market value                                    5,497                   11,975
  Commercial mortgage-backed securities, available-for-sale and recorded at market value at September 30, 1998, held to maturity and recorded at
     amortized cost at December 31, 1998                                                 33,974                   49,490
  Loans receivable, net of $2,821 (unaudited) and $462 reserve for possible
     credit losses at September 30, 1998 and December 31, 1997, respectively            670,577                  202,322
  Excess of purchase price over net tangible assets acquired, net                           314                      331
  Deposits and other receivables                                                            331                      284
  Accrued interest receivable                                                             8,249                      818
  Prepaid and other assets                                                                7,164                    2,878
                                                                                  --------------------     --------------------
Total assets                                                                      $     742,526            $     317,366
                                                                                  ====================     ====================

                      Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                           $        7,781           $       5,718
  Notes payable                                                                            4,181                   4,953
  Credit facilities                                                                      348,780                  79,864
  Repurchase obligations                                                                  80,420                  82,173
  Deferred origination fees and other revenue                                              6,054                   1,369
                                                                                  --------------------     --------------------
Total liabilities                                                                        447,216                 174,077
                                                                                  --------------------     --------------------

Company-obligated, mandatorily redeemable, convertible preferred securities of
   CT Convertible Trust I, holding solely 8.25% junior subordinated debentures
   of Capital Trust ("Convertible Trust Preferred Securities")                           145,334                      -
                                                                                  --------------------     --------------------

Shareholders' equity:
  Class A Convertible Preferred Shares, $1.00 par value, $0.26 cumulative annual dividend, 12,639 shares authorized, 12,268 shares issued and
     outstanding (liquidation preference of $33,000)                                      12,268                  12,268
  Class A Common Shares, $1.00 par value; unlimited shares authorized,
     18,159 and 18,157 shares issued and outstanding at September 30, 1998
     and December 31, 1997, respectively                                                  18,159                  18,157
  Restricted Class A Common Shares, $1.00 par value, 55 shares issued and
     outstanding at September 30, 1998                                                        55                      -
  Additional paid-in capital                                                             158,641                 158,137
  Unearned compensation                                                                     (454)                     -
  Accumulated other comprehensive income                                                  (2,306)                    387
  Accumulated deficit                                                                    (36,387)                (45,660)
                                                                                  --------------------     --------------------
Total shareholders' equity                                                               149,976                 143,289
                                                                                  --------------------     --------------------

Total liabilities and shareholders' equity                                        $      742,526           $     317,366
                                                                                  ====================     ====================


See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 1998 and 1997
                      (in thousands, except per share data)


                                                                 Three Months Ended                     Nine months Ended
                                                                    September 30,                         September 30,
                                                        ------------------------------------   -----------------------------------
                                                             1998                1997                1998                 1997
                                                        ----------------   -----------------   ---------------    -----------------
                                                          (unaudited)         (unaudited)         (unaudited)           (audited)

Income from loans and other investments:
    Interest and related income                         $    20,782        $      1,787        $      42,825      $           1,863
    Less: interest and related expenses                       8,714                 790               18,311                    790
                                                        ----------------   -----------------   ----------------   -----------------
Net income from loans and other investments                  12,068                 997               24,514                  1,073
                                                        ----------------   -----------------   ----------------   ------------------

Other revenues:
    Advisory and investment banking fees                        829                 529                9,479                    529
    Rental income                                                -                    8                  -                      313
    Other interest income                                       261                 405                  941                  1,008
    Loss on sale of rental properties                            -                   -                   -                     (432)
                                                        ----------------   ----------------     -----------------    ---------------
Total other revenues                                          1,090                 942               10,420                  1,418
                                                        ----------------   -----------------    -----------------    ---------------

Other expenses:
    General and administrative                                4,482               3,328               11,743                  4,470
    Other interest expense                                       98                  21                  309                    144
    Rental property expenses                                     -                   -                    -                     123
    Depreciation and amortization                                63                  28                  171                     52
    Provision for possible credit losses                      1,119                 155                2,359                    155
                                                        ----------------   -----------------    -----------------    ---------------
Total other expenses                                          5,762               3,532               14,582                  4,944
                                                        ----------------   -----------------    ----------------    ----------------

Net income (loss) before income taxes and
   distributions and amortization on Convertible
   Trust Preferred Securities                                 7,396              (1,593)              20,352                 (2,453)
    Provision for income taxes                                3,053                  -                 8,312                    -
                                                        ----------------   -----------------    -----------------    ---------------

Net income (loss) before distributions and
   amortization on Convertible Trust Preferred
   Securities                                                 4,343              (1,593)              12,040                 (2,453)
    Distributions and amortization on Convertible
       Trust Preferred Securities, net of income tax
       benefit of $1,069                                      1,199                  -                 1,199                    -
                                                        ----------------   -----------------    -----------------    ---------------
Net income (loss)                                       $     3,144        $     (1,593)        $     10,841         $       (2,453)
    Less:  Class A Preferred Share dividend and
       dividend requirement                                     783                 679                2,351                    679
                                                        ----------------   -----------------    -----------------    ---------------
Net income (loss) allocable to Class A Common
     Shares                                             $     2,361        $     (2,272)        $      8,490         $       (3,132)
                                                        ================   =================    =================    ===============
Per share information:
   Net income (loss) per Class A Common Share:
     Basic                                              $      0.13        $      (0.25)        $       0.47         $        (0.34)
                                                        ================   =================    =================    ===============
     Diluted                                            $      0.10        $      (0.25)        $       0.35         $        (0.34)
                                                        ================   =================    =================    ===============
  Weighted average Class A Common Shares
    outstanding:
    Basic                                                18,217,186           9,157,150           18,218,279             9,157,150
                                                        ================   =================    =================    ===============
    Diluted                                              30,612,406           9,157,150           30,705,867             9,157,150
                                                        ================   =================    =================    ===============


See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
    For the Nine Months Ended September 30, 1998 (unaudited) and Nine Months
                       Ended September 30, 1997 (audited)
                                 (in thousands)



                                                                       Class A      Class A
                                                  Comprehensive       Preferred     Common
                                                  Income (Loss)        Shares       Shares
                                               -----------------    -----------------------------
Nine months ended September 30, 1997
------------------------------------
   Balance at December 31, 1996                $          -        $       -       $   9,157
     Net loss                                          (2,453)             -             -
     Change in unrealized gain (loss) on                  481              -             -
       available-for-sale securities
     Issuance of Class A Preferred Shares                 -             12,268           -
                                               -----------------    -----------------------------
   Balance at September 30, 1997               $       (1,972)      $   12,268     $   9,157
                                               =================    =============================


Nine months ended September 30, 1998
------------------------------------
   Balance at December 31, 1997                $          -         $   12,268     $  18,157
     Net income                                        10,841              -             -
     Change in unrealized gain (loss) on
       available-for-sale securities                   (2,693)             -             -
     Issuance of Class A Common Shares
       under stock option plan                            -                -               2
     Issuance of restricted Class A Common
       Shares                                             -                -             -
     Cancellation of previously issued                    -                -             -
       restricted Class A Common Shares
     Restricted Class A Common Shares
       earned                                             -                -             -
     Class A Preferred Share Dividend                     -                -             -
                                               -----------------    -----------------------------
   Balance at September 30, 1998               $        8,148       $   12,268     $  18,159
                                               =================    =============================




                                               Restricted                                Accumulated
                                                 Class A     Additional                     Other
                                                 Common        Paid-In     Unearned     Comprehensive    Accumulated
                                                 Shares        Capital   Compensation       Income          Deficit        Total
                                              ------------------------------------------------------------------------------------
Nine months ended September 30, 1997
------------------------------------
   Balance at December 31, 1996                $   -       $ 55,098      $     -        $     (22)      $ (39,762)   $  24,471
     Net loss                                      -            -              -              -            (2,453)      (2,453)
     Change in unrealized gain (loss) on           -            -              -              481             -            481
       available-for-sale securities
     Issuance of Class A Preferred Shares          -         20,602            -              -               -         32,870
                                              ------------------------------------------------------------------------------------
   Balance at September 30, 1997               $   -       $ 75,700      $     -        $     459       $ (42,215)   $  55,369
                                              ====================================================================================


Nine months ended September 30, 1998
------------------------------------
   Balance at December 31, 1997                $   -       $158,137      $    -         $     387       $ (45,660)   $ 143,289
     Net income                                    -            -             -               -            10,841       10,841
     Change in unrealized gain (loss) on
       available-for-sale securities               -            -             -            (2,693)            -         (2,693)
     Issuance of Class A Common Shares
       under stock option plan                     -              8           -               -               -             10
     Issuance of restricted Class A Common
       Shares                                       72          653          (725)            -               -            -
     Cancellation of previously issued
       restricted Class A Common Shares            (17)        (157)          156             -               -            (18)
     Restricted Class A Common Shares
       earned                                      -            -             115             -               -            115
     Class A Preferred Share Dividend              -            -             -               -            (1,568)      (1,568)
                                              ------------------------------------------------------------------------------------
   Balance at September 30, 1998               $    55     $158,641      $   (454)      $  (2,306)      $ (36,387)   $ 149,976
                                              ====================================================================================


See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1998 and 1997
                                 (in thousands)


                                                                                              1998               1997
                                                                                       ----------------   ------------------
                                                                                            (unaudited)         (audited)

Cash flows from operating activities:
   Net income (loss)                                                                   $   10,841         $   (2,453)
   Adjustments to reconcile net income (loss) to net cash  provided by (used in)
     operating activities:
     Depreciation and amortization                                                            171                 52
     Restricted Class A Common Shares earned                                                  115                -
     Net amortization of premiums and accretion of discounts on loans and other
       investments                                                                          1,025                -
     Net accretion of discounts and fees on Convertible Trust Preferred Securities            137                -
     (Gain) loss on sale of investments and properties                                       (100)               432
     Expenses reversed on cancellation of restricted shares previously issued                 (18)               -
     Provision for possible credit losses                                                   2,359                155
   Changes in assets and liabilities net of effects from subsidiaries purchased:
     Deposits and receivables                                                                 (47)               (804)
     Accrued interest receivable                                                           (7,431)               (334)
     Prepaid and other assets                                                              (4,095)             (2,512)
     Deferred  revenue                                                                      4,685                 725
     Accounts payable and accrued expenses                                                  2,063               2,877
     Other liabilities                                                                        -                   (64)
                                                                                        ---------------   ------------------
Net cash provided by (used in) operating activities                                         9,705              (1,926)
                                                                                        ---------------   ------------------

Cash flows from investing activities:
   Purchases of commercial mortgage-backed securities                                     (36,335)            (49,524)
   Principal collections and proceeds from sale of commercial mortgage-backed
     securities                                                                            49,591                  33
   Origination and purchases of loans receivable                                         (522,564)            (38,102)
   Principal collections of loans receivable                                               51,229                  90
   Purchases of equipment and leasehold improvements                                         (345)               (421)
   Improvements to rental properties                                                          -                   -
   Proceeds from sale of rental properties                                                    -                 8,153
   Principal collections on available-for-sale securities                                   5,841               3,964
   Acquisition of Victor Capital Group, L.P., net of cash acquired                            -                (4,066)

                                                                                        ---------------   ------------------
Net cash used in investing activities                                                    (452,583)            (79,873)
                                                                                        ---------------   ------------------

Cash flows from financing activities:
   Proceeds from repurchase obligations                                                    41,837              54,166
   Repayment of repurchase obligations                                                    (43,590)            (17,285)
   Proceeds from credit facilities                                                        564,646              11,715
   Repayment of credit facilities                                                        (295,730)                -
   Proceeds from notes payable                                                             10,000               4,001
   Repayment of notes payable                                                             (10,772)             (4,303)
   Net proceeds from issuance of Convertible Trust Preferred Securities                   145,197                 -
   Dividends paid on Class A Preferred Shares                                              (1,568)                -
   Net proceeds from issuance of Class A Common Shares under stock option plan                 10                 -
   Net proceeds from issuance of Class A Preferred Shares                                     -                32,870
                                                                                        ---------------   -----------------
Net cash provided by financing activities                                                 410,030              81,164
                                                                                        ---------------   -----------------

Net decrease in cash and cash equivalents                                                 (32,848)               (635)
Cash and cash equivalents at beginning of period                                           49,268               4,698
                                                                                        ---------------   ------------------
Cash and cash equivalents at end of period                                              $  16,420         $     4,063
                                                                                        ===============   ==================

Supplemental disclosure of cash flow information
Interest paid during the period                                                         $  18,007         $       858
                                                                                        ===============   ==================
Taxes paid during the period                                                            $   7,741         $       -
                                                                                        ===============   ==================


See accompanying notes to unaudited consolidated financial statements.

                         Capital Trust and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)

1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1997 Form 10-K of Capital Trust and Subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

At December 31, 1996, the Company owned commercial rental property in Sacramento, California through a 59% limited partnership interest in Totem Square L.P., a Washington limited partnership ("Totem"), and an indirect 1% general partnership interest in Totem through its wholly-owned subsidiary, Cal-REIT Totem Square, Inc. An unrelated party held the remaining 40% interest. This property was sold during the quarter ended September 30, 1997 and the Totem Square L.P. and Totem Square, Inc. subsidiaries were liquidated and dissolved.

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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

3.  Earnings Per Class A Common Share

Earnings per Class A Common Share is presented based on the requirements of Statement of Accounting Standards No. 128 ("SFAS No. 128") which is effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standard for computing earnings per share and makes them comparable with international earnings per share standards. The statement replaces primary earnings per share with basic earnings per share ("Basic EPS") and fully diluted earnings per share with diluted earnings per share ("Diluted EPS"). Basic EPS is computed based on the income applicable to Class A Common Shares (which is net income (loss) reduced by the dividends on the class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value ("Class A Preferred Shares")) divided by the weighted-average number of Class A Common Shares outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Common Shares plus dividends on the Class A Preferred Shares, divided by the weighted average number of Class A Common Shares and dilutive potential Class A Common Shares that were outstanding during the period. Dilutive potential Class A Common Shares include the convertible Class A Preferred Shares and dilutive options to purchase Class A Common Shares. At September 30, 1998, the Class A Preferred Shares and dilutive portion of options to purchase Class A Common Shares were considered Class A Common Share equivalents for purposes of calculating Diluted EPS. At September 30, 1997, there was no difference between Basic EPS and Diluted EPS or weighted average Class A Common Shares outstanding, as there were no dilutive securities outstanding.

4.  Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which is effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported in the shareholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income (loss) was $893,000 and $(1,269,000) for the three months ended September 30, 1998 and 1997, respectively, and $8,148,000 and $(1,972,000) for the nine months ended September 30, 1998 and 1997, respectively. The primary component of comprehensive income other than net income was unrealized gain (loss) on available-for-sale securities.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


5.    Commercial Mortgage-Backed Securities

During the nine months ended September 30, 1998, the Company purchased interests
in  three  subordinated  commercial   mortgage-backed  securities  issued  by  a
financial asset securitization investment trust for $36.3 million.

During the quarter ended June 30, 1998, due to prepayments made on underlying securities that reduced the interest rate/risk profile and maturity of a commercial mortgage-backed security, the Company concluded that it no longer anticipated holding this security to maturity. The security was sold during the quarter ended September 30, 1998 at a gain of approximately $100,000. Because of this decision to sell a held-to-maturity security, the Company has transferred all of its investments in commercial mortgage-backed securities from held-to-maturity securities to available-for-sale.

As of September 30, 1998, the remaining securities, consisting of three subordinated commercial mortgage-backed securities issued by a financial asset securitization investment trust, had an amortized cost of $36.4 million and a market value of $34.0 million. These securities bear interest at floating rates, for which the weighted average interest rate in effect at September 30, 1998 is 10.68%.

6.   Loans Receivable

At September 30, 1998, the amount and weighted average interest rate of the Company's loans receivable by category was as follows (in thousands):


                                                                                                Weighted
                                                                                                Average
                                                                     Amount                   Interest Rate
                                                               -------------------        -------------------
         Mortgage Loans                                         $       291,407                   10.99%
         Mezzanine Loans                                                379,962                   11.39%
         Other mortgage loans receivable                                  2,029                    8.41%
                                                               -------------------
         Total loans and other investments                              673,398                   11.21%
           Less:  Reserve for possible credit losses                     (2,821)
                                                               -------------------
         Net loans and other investments                        $       670,577
                                                               ===================

At September 30, 1998, $510.2 million of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 700 basis points before amortization of fees, premiums and discounts. The remaining $163.2 million of loans were originated or purchased with fixed rates ranging from 8.50% to 12.00% at September 30, 1998. All of the loans with fixed rates were the subject of interest rate swaps to provide a floating rate. The weighted average interest rate in effect at September 30, 1998, including interest rate swaps and amortization of fees, premiums and discounts, was 11.21%.

During the nine months ended September 30, 1998, the Company completed twenty new loan transactions totaling approximately $546.4 million and provided $7.5 million of additional

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


fundings on two loans originated in the prior year. The Company funded $515.1 million of the foregoing loans receivable originated during the nine months ended September 30, 1998 and has outstanding commitments at September 30, 1998 totaling $43.1 million.

7.  Long-Term Debt

Credit Facilities

Effective January 1, 1998, pursuant to an amended and restated credit agreement, the Company increased its existing line of credit with a commercial lender to $250 million (the "Credit Facility") and subsequently further amended the credit agreement to increase the facility to $300 million effective June 22, 1998 and $355 million effective July 23, 1998. An additional commitment fee was paid when the Company's borrowings exceeded $250 million and will be paid when borrowings exceed $300 million. The Credit Facility provides for advances to fund lender-approved loans and investments made by the Company. The amended and restated agreement expires on December 31, 2000.

On June 8, 1998, the Company entered into an additional credit agreement with another commercial lender that provides for a $300 million line of credit that expires in December 1999 (the "Second Credit Facility" together with the Credit Facility, the "Credit Facilities"). The Second Credit Facility provides for advances to fund lender-approved loans and investments made by the Company (such loans and investments together with loans and investments approved under the Credit Facility, the "Funded Portfolio Assets").

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

The obligations of the Company under the Credit Facilities are secured by pledges of the Funded Portfolio Assets acquired with advances under the Credit Facilities. Borrowings under the Credit Facilities bear interest at specified rates over LIBOR (averaging approximately 7.25% for the borrowings outstanding at September 30, 1998) which rates vary according to the credit quality of the Funded Portfolio Assets and the advance rate.

On September 30, 1998, the unused amounts available under the Credit Facilities were $306.2 million.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


Repurchase Obligations

During the nine months ended September 30, 1998, the Company entered into four new repurchase agreements.

In February 1998, the Company entered into a repurchase agreement in connection with the purchase of a subordinated participation in a note. At September 30, 1998, the Company had sold such assets totaling $10.0 million and had a liability to repurchase these assets for $7.5 million. The liability bears interest at specified rates over LIBOR (reflecting a total borrowing rate of 6.74% at September 30, 1998) and had an original maturity in February 1999 which was extended to August 1999.

In March 1998, the Company entered into a repurchase agreement in connection with the purchase of a subordinated participation in a first mortgage loan. At September 30, 1998, the Company had sold such assets totaling $14.0 million and had a liability to repurchase these assets for $10.5 million. The liability bears interest at specified rates over LIBOR (reflecting a total borrowing rate of 7.29% at September 30, 1998) and matures in March 1999.

In March 1998, the Company entered into a repurchase agreement in conjunction with the purchase of a class of subordinated commercial mortgage-backed securities issued by a financial asset securitization investment trust. At September 30, 1998, the Company had sold such securities with a book value totaling $10.0 million and had a liability to repurchase these assets for $8.0 million. The liability bears interest at specified rates over LIBOR (reflecting a total borrowing rate of 6.58% at September 30, 1998) and matures in March 1999.

In May 1998, the Company entered into a repurchase agreement in connection with the purchase of a subordinated participation in a note. At September 30, 1998, the Company had sold such assets totaling $21.4 million and had a liability to repurchase these assets for $15.2 million. The liability bears interest at specified rates over LIBOR (reflecting a total borrowing rate of 7.14% at September 30, 1998) and matures in May 1999.

At September 30, 1998, the Company had sold, in total, 106.6 million of assets and had a liability to repurchase these assets for $80.4 million. These liabilities bear interest at specified rates over LIBOR reflecting a total borrowing rate that averaged 6.74% at September 30, 1998.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


8.  Junior Subordinated Debt

On July 28, 1998, the Company privately placed 150,000 8.25% Step Up Convertible Trust Preferred Securities (liquidation amount $1,000 per security) with an aggregate liquidation amount of $150 million (the "Convertible Trust Preferred Securities"). The Convertible Trust Preferred Securities were issued by the Company's consolidated statutory trust subsidiary, CT Convertible Trust I (the "Trust"). The Convertible Trust Preferred Securities represent an undivided beneficial interest in the assets of the Trust which consist solely of the Company's Convertible Debentures (as hereafter defined). This private placement transaction was completed concurrently with the related issuance and sale to the Trust of the Company's 8.25% Step Up Convertible Junior Subordinated Debentures in the aggregate principal amount of $154,650,000 (the "Convertible Debentures"). Distributions on the Convertible Trust Preferred Securities are payable quarterly in arrears on each calendar quarter-end and correspond to the payments of interest made on the Convertible Debentures, the sole assets of the Trust. Distributions are payable only to the extent payments are made in respect to the Convertible Debentures.

The Company received $145.2 million in net proceeds, after original issue discount and transaction expenses, pursuant to the above transactions, reflecting an original issue discount of 3% from the liquidation amount of the Convertible Trust Preferred Securities. The proceeds were used to pay down the Company's Credit Facilities. The Convertible Trust Preferred Securities are convertible into class A common shares of beneficial interest, $1.00 par value, of the Company, at the direction of the holders of the Convertible Trust Preferred Securities to the conversion agent to exchange such Convertible Trust Preferred Securities for a portion of the Convertible Debentures held by the Trust on the basis of one security per $1,000 principal amount of Convertible Debentures, and immediately convert such amount of Convertible Debentures into Class A Common Shares at an initial rate of 85.47 Class A Common Shares per $1,000 principal amount of the Convertible Debentures (which is equivalent to a conversion price of $11.70 per Class A Common Share). The Convertible Debentures have a 20-year maturity and are non-callable for five years. Upon repayment of the Convertible Debentures at maturity or upon redemption, the proceeds of such repayment or payment shall be simultaneously paid and applied to redeem, among other things, the Convertible Trust Preferred Securities. If the securities have not been redeemed by September 30, 2004, the distribution rate will step up by 0.75% per annum for each annual period thereafter. The 3% ($4.5 million) discount on the issuance will be amortized over the expected life of the Convertible Trust Preferred Securities.

For financial reporting purposes, the Trust is treated as a subsidiary of the Company and, accordingly, the accounts of the Trust are included in the consolidated financial statements of the Company. Intercompany transactions between the Trust and the Company, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of the Company. The Convertible Trust Preferred Securities are presented as a separate caption between liabilities and shareholders' equity in the consolidated balance sheet of the Company as "Company-obligated, mandatorily redeemable, convertible preferred securities of CT Convertible Trust I, holding solely 8.25% junior subordinated debentures of Capital Trust ("Convertible Trust Preferred Securities")". Distributions on the Convertible Trust Preferred Securities are recorded,

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


net of the tax benefit, in a separate caption immediately following the provision for income taxes in the Consolidated Statement of Operations of the Company.

9.   Income Taxes

The Company will elect to file a consolidated federal income tax return for the year ending December 31, 1998. The provision for income taxes for the nine months ended September 30, 1998 is comprised of the following (in thousands):

Current
   Federal                                                $   4,516
   State                                                      1,995
   Local                                                      1,801
Deferred
   Federal                                                     -
   State                                                       -
   Local                                                       -
                                                        --------------
Provision for income taxes                                $   8,312
                                                        ==============

The Company has federal net operating loss carryforwards ("NOLs") as of September 30, 1998 of approximately $16.5 million. Such NOLs expire through 2012. The Company also has a federal capital loss carryover of approximately $1.6 million that can be used to offset future capital gains. Due to an affiliate's purchase of 6,959,593 Class A Common Shares from the Company's former parent in January 1997 and another prior ownership change, a substantial portion of the NOLs are limited for federal income tax purposes to approximately $1.5 million annually. Any unused portion of such annual limitation can be carried forward to future periods. The Company also has approximately $3.5 million of NOL's from losses in 1997 (after the ownership changes described above) that can be utilized against taxable income in 1998.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for the nine months ended September 30, 1998 is as follows (in thousands):


   Federal income tax at statutory rate                                         $  6,920        34.0%
   State and local taxes, net of federal tax benefit                               2,505        12.3
   Tax benefit of utilization of net operating loss carryforward                  (1,275)       (6.5)
   Other                                                                             162         0.8
                                                                            ------------------------------
                                                                                $  8,312        40.6%
                                                                            ==============================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes.

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


The components of the net deferred tax assets recorded under SFAS No. 109 as of September 30, 1998 are as follows (in thousands):

   Net operating loss carryforward                             $     7,815
   Reserves on other assets and for possible credit losses           4,664
   Deferred revenue                                                    616
   Reserve for uncollectible accounts                                  208
                                                            -----------------
   Deferred tax assets                                         $    13,303
   Valuation allowance                                             (13,303)
                                                            -----------------
                                                               $      -
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

During the three months ended September 30, 1998, the Company issued an aggregate of 105,000 options to acquire Class A Common Shares with an exercise price of between $9.00 and $10.00 per share (which were issued at or above the Class A Common Share price on the date of the grant).

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)

The following table summarizes the activity under the Incentive Share Plan for the nine months ended September 30, 1998:


                                                           Options                 Exercise Price
                                                         Outstanding                  per Share
                                                  --------------------------  --------------------------
   Outstanding at January 1, 1998                               607,000                  $6.00
   Granted                                                    1,112,250             $9.00 - $11.38
   Exercised                                                     (1,666)                 $6.00
   Canceled                                                    (156,501)            $6.00 - $10.00
                                                  --------------------------  --------------------------
   Outstanding at September 30, 1998                          1,561,083             $6.00 - $11.38
                                                  ==========================  ==========================


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

         Immediately following the 1997 Annual Meeting, the Investment was consummated; 12,267,658 Class A Preferred Shares were sold to Veqtor for an aggregate purchase price of $33,000,000. Concurrently with the foregoing transaction, Veqtor purchased the 6,959,593 Class A Common Shares held by CTILP for an aggregate purchase price of approximately

$21.3 million. As a result of these transactions, currently, Veqtor beneficially owns 19,227,251 (or approximately 63%) of the outstanding voting shares of the Company. Veqtor funded the approximately $54.3 million aggregate purchase price for the Class A Common Shares and Class A Preferred Shares with $5.0 million of capital contributions from its members and $50.0 million of borrowings under the 12% convertible redeemable notes (the "Veqtor Notes") issued to institutional investors. In June 1998, the Veqtor Notes were converted into preferred units of Veqtor by agreement between the common members of Veqtor and the institutional investors. Pursuant to an amended and restated limited liability company agreement of Veqtor, the Veqtor notes were converted into preferred units of Veqtor (the "Veqtor Preferred Units") and the institutional investors were admitted as preferred members of Veqtor. Veqtor may in the future redeem the Veqtor Preferred Units for an aggregate of 9,899,710 shares (assuming redemption by Veqtor on the earliest possible date, July 16, 1999). The common members of Veqtor and Veqtor previously, in December 1997, agreed with the Company that Veqtor should redeem the preferred units then authorized by the original limited liability company agreement of Veqtor in effect at such time at the earliest date upon which Veqtor has the right to effectuate such redemption. Veqtor has confirmed to the Company that the foregoing agreement obligates Veqtor to redeem the Veqtor Preferred Units according to the timetable specified therein.

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

         After the 1997 Annual Meeting, the Company completed two significant financing and capital raising transactions. As of September 30, 1997, the Company obtained a $150 million line of credit ("Credit Facility") from a commercial lender, which was subsequently increased to $250 million as of January 1, 1998, $300 million as of June 22, 1998 and $355 million as of July 23, 1998. On December 16, 1997, the Company completed a public offering of 9,000,000 Class A Common Shares resulting in net proceeds to the Company of approximately $91.4 million. This significant source of borrowed funds and infusion of cash allowed the Company to commence full scale operations as a specialty finance company pursuant to its current business plan.

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

         The Company received $145.2 million in net proceeds, after original issue discount and transaction expenses, pursuant to the above transactions, reflecting an original issue discount of 3% from the liquidation amount of the Convertible Trust Preferred Securities. The proceeds were used to pay down the Company's Credit Facilities (as defined below). The Convertible Trust Preferred Securities are convertible at any time by the holders thereof into the Company's listed Class A Common Shares at a conversion price of $11.70. The Convertible Debentures have a 20-year maturity and are non-callable for five years. Upon repayment of the Convertible Debentures at maturity or upon redemption, the proceeds of such repayment or payment shall be simultaneously paid and applied to redeem, among other things, the Convertible Trust Preferred Securities. If the securities have not been redeemed by September 30, 2004, the distribution rate will step up by 0.75% per annum for each annual period thereafter. The 3% ($4.5 million) discount and $0.3 million of transaction costs on the issuance will be amortized over the expected life of the Convertible Trust Preferred Securities.

         In light of the significant volatility in the global capital markets experienced during the period, the Company has strategically reduced its loan origination pace. Likewise, the Company's advisory business has also been affected as fee producing activity related to real estate acquisitions, dispositions and financings by its clients has slowed in reaction to market conditions. In the short term, the Company believes that its asset growth will be slower and that its advisory fee revenues will be less, as compared to the first three fiscal quarters of 1998, although there can be no assurance as to when market conditions will improve. The Company has significant liquidity and believes it is positioned to take advantage of portfolio growth opportunities that meet its risk/yield profile which it expects will develop as overall market conditions improve.

Overview of Financial Condition
-------------------------------

         The significant infusion of cash from the public offering of Class A Common Shares in December 1997, the issuance of the Convertible Trust Preferred Securities in July 1998 and borrowings under the Credit Facilities allowed the Company to expand its specialty finance company operations. During the nine months ended September 30, 1998, the Company completed twenty-two new loan and investment in commercial mortgage-backed securities transactions totaling approximately $582.7 million and provided $7.5 million of additional fundings on two loans originated in the prior year. The Company funded $551.4 million of the foregoing loans and investments through September 30, 1998 with the foregoing sources of cash, which enabled the Company to grow its total assets from $317.4 million at December 31, 1997 to $742.5 million at September 30, 1998.

         Since December 31, 1997, the Company has identified, negotiated and committed to fund or acquire twenty-two loan and commercial mortgage-backed securities transactions. These include ten Mortgage Loan transactions totaling $220.5 million (of which $20.4 million remains unfunded at September 30, 1998), ten Mezzanine Loan transactions totaling $325.9 million (of which $10.9 million remains unfunded at September 30, 1998), and two acquisitions of three classes of subordinated interests issued by a financial asset securitization investment trust totaling $36.3 million. The Company also funded $7.5 million of commitments under two loans originated in the prior year. The Company believes that these investments will provide investment yields within the Company's target range of 400 to 600 basis points above LIBOR. The Company maximizes its return on equity by utilizing its existing cash on hand and then employing leverage on its investments (employing a cash optimization model). The Company may make investments with yields that fall outside of the investment range set forth above, but that correspond with the level of risk perceived by the Company to be inherent in such investments. At September 30, 1998, the Company had outstanding loans and investments in commercial mortgage-backed securities totaling in excess of $709 million and additional commitments for fundings on outstanding loans of approximately $43.1 million.

         When possible, in connection with the acquisition of investments, the Company obtains seller financing in the form of repurchase agreements. Four of the transactions completed during the nine months ended September 30, 1998 described above were financed in this manner representing total original repurchase financings of $41.8 million. These financings are generally completed at discounted terms as compared to those available under the Credit Facilities.

         Effective January 1, 1998, pursuant to an amended and restated credit agreement, the Company increased its line of credit under the Credit Facility to $250 million and subsequently increased the facility to $300 million effective June 22, 1998 and $355 million effective July 23, 1998. An additional commitment fee was paid when the Company's borrowings exceeded $250 million and an additional commitment fee will be paid when the Company's borrowings exceed $300 million. The Credit Facility provides for advances to fund lender-approved loans and investments made by the Company. The Credit Facility expires on December 31, 2000.

         On June 8, 1998, the Company entered into an additional credit agreement with another commercial lender that provides for a $300 million line of credit that expires in December 1999 (the "Second Credit Facility" together with the Credit Facility, the "Credit Facilities"). The Second Credit Facility provides for advances to fund lender-approved loans and investments made by the Company (such loans and investments together with loans and investments approved under the Credit Facility, "Funded Portfolio Assets").

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

         At September 30, 1998, the Company had $348.8 million of outstanding borrowings under the Credit Facilities.

         As of September 30, 1998, certain of the Company's loans and other investments have been hedged so that the assets and the corresponding liabilities were matched at floating rates over LIBOR. The Company has entered into interest rate swap agreements for notional amounts totaling approximately $119.9 million with financial institution counterparties whereby the Company swapped fixed rate instruments, which averages approximately 5.96%, for floating rate instruments at the London Interbank Offered Rate ("LIBOR"). The agreements mature at varying times from December 1999 to July 2008.

         As of January 1, 1997, the Company's real estate portfolio, which included two commercial properties, was carried at a book value of $8,585,000. The portfolio included a shopping center in Sacramento, California and a 60% interest in a mixed-use retail property in Kirkland, Washington. During the first quarter of 1997, these two commercial properties were sold. The proceeds from these sales were invested in mortgage loans and in liquid mortgage-backed securities.


Comparison of the Nine and Three Months Ended September 30, 1998 to the
-----------------------------------------------------------------------
     Nine and Three Months Ended September 30, 1997
     ----------------------------------------------

         The Company reported net income allocable to Class A Common Shares of $8,490,000 for the nine months ended September 30, 1998, an increase of $11,622,000 from the net loss allocable to Class A Common Shares of $3,132,000 for the nine months ended September 30, 1997. The Company reported net income allocable to Class A Common Shares of $2,361,000 for the three months ended September 30, 1998, an increase of $4,633,000, from the net loss allocable to Class A Common Shares of $2,272,000 for the three months ended September 30, 1997. These changes were primarily the result of the revenues generated from loans and other investments and significant advisory and investment banking fees.

         Net income from loans and other investments amounted to $24,514,000 for the nine months ended September 30, 1998, an increase of $23,441,000 over the $1,073,000 for the nine months ended September 30, 1997. This increase was primarily due to the increase in the average interest earning assets from approximately $24.4 million earning 10.2% for the nine months ended September 30, 1997 to approximately $468.8 million earning 12.2% for the nine months ended September 30, 1998. This was partially offset by an increase in the average interest bearing liabilities from approximately $13.9 million at an average rate of 7.6% for the nine months ended September 30, 1997 to approximately $299.8 million at an average rate of 8.2% for the nine months ended September 30, 1998.

         Net income from loans and other investments amounted to $12,068,000 for the three months ended September 30, 1998, an increase of $11,071,000 over the $997,000 for the three months ended September 30, 1997. This increase was primarily due to the increase in the average interest earning assets from approximately $65.7 million earning 10.8% for the three months ended September 30, 1997 to approximately $659.0 million earning 12.5% for the three months ended September 30, 1998. This was partially offset by an increase in the average interest bearing liabilities from approximately $41.4 million at an average rate of 7.6% for the three months ended September 30, 1997 to approximately $417.8 million at an average rate of 8.3% for the three months ended September 30, 1998.

         During the nine months ended September 30, 1998, other revenues totaled $10,420,000, an increase of $9,002,000 over the same nine month period in 1997. The increase during the three months ended September 30, 1998 over the same three month period in 1997 was $148,000 to $1,090,000. The increase for the nine months ended September 30, 1998 was primarily due to an additional of $8,950,000 of advisory and investment banking fees generated by Victor Capital and its related subsidiaries over the amount of such fees generated in the prior year, which was partially offset by a $313,000 decrease in rental income as the Company sold its remaining rental properties during the first quarter of 1997. The sales of the rental properties in the first quarter of 1997 resulted in the Company recognizing a loss of $432,000. The Company sold a shopping center in Sacramento, California and recognized a net loss of approximately $34,000. The Company also sold a retail property located in Kirkland, Washington, resulting in a net loss of approximately $398,000, the majority of which was attributable to transfer taxes and the elimination of unamortized tenant improvements and leasing commissions. The increase for the three months ended September 30, 1998 was primarily due to the addition of $300,000 of advisory and investment banking fees generated by Victor Capital and its related subsidiaries offset by a $144,000 decrease in other interest income.

         Other expenses increased from $4,944,000 for the nine months ended September 30, 1997 to $14,582,000 for nine months ended September 30, 1998 and from $3,532,000 for the three months ended September 30, 1997 to $5,762,000 for the three months ended September 30, 1998. The increase was primarily due to the additional general and administrative expenses necessary for the commencement and continuation of full-scale operations as a specialty finance company, the largest components of such expenses are employee salaries and related costs and the provision for possible credit losses. As of September 30, 1998, the Company had 44 full time employees as compared to 27 at September 30, 1997. The provision for possible credit losses was $2,359,000 for the nine months ended September 30, 1998 and was $1,119,000 for the three months ended September 30, 1998 as the Company provided reserves on its loan and investment portfolio pursuant to its reserve policy. The significant increase from the $155,000 provision for possible credit loss for the quarter and nine months ended
September 30, 1997 was due to the increase in average earning assets as previously described.

         In 1997, the Company did not incur any income tax expense or benefit associated with the loss it incurred due to the uncertainty of realization of net operating loss carryforwards. In the nine and three months ended September 30, 1998, the Company accrued $8,312,000 and 3,053,000, respectively, of income tax expense for federal, state and local income taxes. For federal purposes, the Company utilized three-quarters of the expected net operating loss carryforward to be utilized in 1998 in calculating the accrual for the nine months ended
September 30, 1998 and one quarter of the expected net operating loss carryforward to be utilized in 1998 in calculating the accrual for the three months ended September 30, 1998.

         As previously discussed, the Company issued $150,000,000 of Convertible Trust Preferred Securities on July 28, 1998. The Company recognized $1,199,000 of net expenses related to these securities during the quarter ended September 30, 1998. This amount consisted of distributions to the holders totaling $2,131,000 and amortization of discount and origination costs totaling $137,000. This was partially offset by a tax benefit of $1,069,000.

         The preferred share dividend and dividend requirement arose in 1997 as a result of the Company's issuance of $33 million of Class A Preferred Shares on July 15, 1997. Dividends accrue on these shares at a rate of 9.5% per annum on a per share price of $2.69 for the 12,267,658 shares outstanding.

Liquidity and Capital Resources
-------------------------------

         At September 30, 1998, the Company had $16,420,000 in cash. The primary sources of liquidity for the Company for the remainder of 1998, which the Company believes will adequately meet future operating liquidity and capital resource requirements, will be cash on hand, cash generated from operations, interest payments received on its investments, loans and securities and additional borrowings under the Company's Credit Facilities. The primary demands on the Company's capital resources will be the funding required for the origination or acquisition of loans and other investments as the Company continues with its specialty finance operations and the growth of its portfolio of loans and other investments.

         The Company experienced a net decrease in cash of $32,848,000 for the nine months ended September 30, 1998, compared to the net decrease of $635,000 for the nine months ended September 30, 1997. This use of cash was primarily due to the utilization of the proceeds of the Class A Common Share offering completed in the fourth quarter of 1997 and the utilization of the proceeds of the Convertible Trust Preferred Securities issuance completed in July 1998 in making loans and other investments during the first nine months of 1998 offset by additional borrowings. Cash provided by operating activities during the nine months ended September 30, 1998 increased by $11,631,000 to $9,705,000, from cash used in operating activities of $1,926,000 during the same period of 1997. For the nine months ended September 30, 1998, cash used in investing activities was $452,583,000, an increase of $372,710,000 from $79,873,000 during the same period in 1997 primarily the result of the loans and other investments completed since December 31, 1997. The increase in cash provided by financing activities, which increased $328,866,000 to $410,030,000 from $81,164,000, was due primarily to the proceeds of repurchase obligations and net borrowings under the Credit Facilities.

         At September 30, 1998, the Company has two outstanding notes payable totaling $4,181,000, outstanding borrowings on the Credit Facilities of $348,780,000 and outstanding repurchase obligations of $80,420,000. At September 30, 1998, the Company had $306,220,000 of borrowing capacity available under its Credit Facilities.

General  Description of the  Year  2000 Issue and the  Nature and Effects of the
--------------------------------------------------------------------------------
Year 2000 on Information Technology (IT) and Non-IT Systems
-----------------------------------------------------------

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

         Based upon recent assessments, the Company determined that it was required to replace certain of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company believes that with the replacement of the previously existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if certain replacements are not made, or not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all its in-house systems that could be significantly affected by the Year 2000. The completed assessment indicated that all of the Company's accounting software could be affected, particularly the general ledger and accounts payable systems. That assessment also included the software included in modeling and evaluating opportunities for new business and the equipment supporting such applications. In addition, the Company will gather information about the Year 2000 compliance status of its significant service providers to monitor their compliance.


Status of Progress in Becoming  Year 2000  Compliant,  Including  Timetable  for
--------------------------------------------------------------------------------
Completion of Each Remaining Phase
----------------------------------

         For its information technology exposures, to date the Company believes it is 100% complete on the remediation phase of its in-house IT systems (both software and hardware). Implementation had been completed and the Company plans to begin testing of all the software and hardware systems in November 1998. Completion of the testing phase is expected to be completed by March 31, 1999, with 100% completion targeted for September 30, 1999.

Nature and  Level of Importance of Third Parties and their Exposure to the  Year
--------------------------------------------------------------------------------
2000
----

         The Company's loan servicing function is performed by an independent third party. This service includes the calculation of interest and principal for the Company's loans receivable, the processing of bills to the Company's customers and the maintenance of lock boxes and escrow accounts on behalf of borrowers. The vendor has advised the Company that they will be Year 2000 compliant by the end of 1999.

         The Company will query its significant service providers that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that any external agents used by the Company will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely manner could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Costs of Year 2000 Compliance

         The Company will utilize both internal and external resources to replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is $250,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $175,000 ($5,000 expensed and $170,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the remaining project costs, approximately $75,000 is attributable to the testing of equipment and software.

Risks of Year 2000
------------------

         The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all the necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company is not certain that the systems would operate correctly, as the systems have not been adequately tested. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company currently has no contingency plans in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

Explanatory Note for the Use of Forward-Looking Statements
----------------------------------------------------------

         Certain statements in this quarterly report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, growth opportunities and growth rates and other similar statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "will," "may," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are not guarantees of future performance. They involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Representative examples of such factors are discussed in more detail in the Company's Annual Report on Form 10-K, as amended, and include, among other things, the availability of desirable loan and investment opportunities, the ability to obtain and maintain targeted levels of leverage and borrowing costs, changes in interest rates, continued loan performance and repayment and the maintenance of loan loss allowance levels. The Company disclaims any intention or obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

ITEM 1:       Legal Proceedings

                           None

ITEM 2:       Changes in Securities and Use of Proceeds

         On July 28, 1998, the Company privately placed to the three institutional accredited investors (the "Investors") 150,000 8.25% Step Up Convertible Trust Preferred Securities (liquidation amount $1,000 per security), representing undivided beneficial interests in the assets of its consolidated Delaware statutory trust subsidiary, CT Convertible Trust I ("CT Trust"), with an aggregate liquidation amount of $150,000,000 (the "Convertible Trust Preferred Securities"), concurrently with the related issuance and sale to CT Trust of the Company's 8.5% Step Up Convertible Subordinated Debentures in the aggregate principal amount of $154,650,000. Reference is made to the information concerning the Convertible Trust Preferred Securities set forth under Part I,
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the seventh and eighth paragraphs under "Recent Developments" on pages 15 and 16 of this Report which is incorporated herein by reference.

         The Company issued the Convertible Trust Preferred Securities to the Investors in reliance on the exemptions from registration under the Securities Act of 1933, as amended, (the "Securities Act") contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company believes the issuance of the Convertible Trust Preferred Securities qualifies as a transaction by an issuer not involving a public offering within the meaning of
Section 4(2) of Securities Act and meets the requirements of a safe harbor from registration contained in Regulation D, based on the manner of offering (a negotiated sale to three "accredited investors" (as defined in Rule 501 of Regulation D) without general solicitation) and the purchasers' financial status, investment experience and investment intent, as represented to the Company. The Investors were represented by counsel and had adequate access to information about the Company by virtue of their being provided with copies of current information filed with the Commission on or before the date of closing and access to senior officers of the Company with an opportunity to ask questions and investigate the Company's business affairs.

ITEM 3:       Defaults Upon Senior Securities

                           None

ITEM 4:       Submission of Matters to a Vote of Security Holders

                           None

ITEM 5:       Other Information

                           None

ITEM 6:       Exhibits and Reports on Form 8-K

     (a)   Exhibits

        Exhibit
        Number                                       Description

         4.1          Certificate of Trust of CT  Convertible  Trust I (filed as
                      Exhibit 4.1 to Capital Trust's Current Report on Form 8-K filed on August 6, 1998 and incorporated herein by reference).

         4.2 Preferred Securities Purchase Agreement dated as of July 27, 1998 among Capital Trust, CT Convertible Trust I, Vornado Realty L.P., EOP Limited Partnership, Mellon Bank N.A., as trustee for General Motors Hourly-Rate Employes Pension Trust, and Mellon Bank N.A., as trustee for General Motors Salaried Employes Pension Trust (filed as
                      Exhibit 4.2 to Capital Trust's Current Report on Form 8-K filed on August 6, 1998 and incorporated herein by reference).

         4.3 Declaration of Trust of CT Convertible Trust I ("CT Trust I") dated as of July 28, 1998 by the Trustees (as defined therein), Capital Trust, as sponsor, and the holders, from time to time, of undivided beneficial interests in CT Trust I to be issued pursuant to such Declaration (filed as Exhibit 4.3 to Capital Trust's Current Report on Form 8-K filed on August 6, 1998 and incorporated herein by reference).

         4.4 Indenture dated as of July 28, 1998 between Capital Trust and Wilmington Trust Company, as trustee (filed as Exhibit
                      4.4 to Capital Trust's Current Report on Form 8-K filed on August 6, 1998 and incorporated herein by reference).

         4.5 Preferred Securities Guarantee Agreement dated as of July 28, 1998 by Capital Trust and Wilmington Trust Company, as trustee (filed as Exhibit 4.5 to Capital Trust's Current Report on Form 8-K filed on August 6, 1998 and incorporated herein by reference).

         4.6 Common Securities Guarantee Agreement dated as of July 28, 1998 by Capital Trust (filed as Exhibit 4.6 to Capital Trust's Current Report on Form 8-K filed on August 6, 1998 and incorporated herein by reference).

         10.1 Co-Investment Agreement dated as of July 28, 1998 among Capital Trust, Vornado Realty L.P., EOP Operating Limited Partnership, and General Motors Investment Management Corporation, as agent for and for the benefit of the Pension Plans (as defined therein)(filed as Exhibit 10.1 to Capital Trust's Current Report on Form 8-K filed on August 6, 1998 and incorporated herein by reference).

10.2 Registration Rights Agreement dated as of July 28, 1998 among Capital Trust, Vornado Realty L.P., EOP Limited Partnership, Mellon Bank N.A., as trustee for General Motors Hourly-Rate Employes Pension Trust, and Mellon Bank N.A., as trustee for General Motors Salaried Employes Pension Trust (filed as Exhibit 10.2 to Capital Trust's Current Report on Form 8-K filed on August 6, 1998 and incorporated herein by reference).

10.3 Second Amendment to Amended and Restated Credit Agreement, dated as of July 23, 1998, between the Company and German American Capital Corporation (filed as Exhibit 10.9(b) to Capital Trust, Inc.'s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-52619) filed on October 23, 1998 and incorporated herein by reference).

11.1 Statements regarding computation of earnings (loss) per share


27.1                  Financial Data Schedules


     (b)   Reports on Form 8-K

         During the fiscal quarter ended September 30, 1998, the Company filed two Current Reports on Form 8-K:

         (1) Current Report on Form 8-K, dated June 30, 1998, as filed with the Commission on July 13, 1998, reporting under Item 2 "Acquisition or Disposition of Assets" the origination and funding of a mezzanine loan obligation.

         (2) Current Report on Form 8-K, dated July 28, 1998, as filed with the Commission on August 6, 1998, reporting under Item 5 "Other Events" the private placement issuance of trust preferred securities.

         (3) Current Report on Form 8-K, dated August 7, 1998, as filed with the Commission on August 24, 1998, reporting under Item 2 "Acquisition or Disposition of Assets" the origination and funding of two, cross-collateralized and cross-defaulted junior mezzanine loan obligations.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CAPITAL TRUST



November 16, 1998                                /s/ John R. Klopp
-----------------                                ------------------
Date                                             John R. Klopp
                                                 Chief Executive Officer

                                                 /s/ Edward L. Shugrue III
                                                 -------------------------
                                                 Edward L. Shugrue III
                                                 Managing Director and
                                                 Chief Financial Officer