Form 10-K/A
period 1997-12-31
CAPITAL TRUST
filed 1998-12-11
CIK 16387

As filed with the Securities and Exchange Commission on December 11, 1998





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
------------------------------------------------------------------------------

PART II

------------------------------------------------------------------------------

Item 5.    Market for the Registrant's Common Equity and Related Security
                    Holder Matters                                                         11
Item 6.    Selected Financial Data                                                         12
Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                  13
Item 8.    Financial Statements and Supplementary Data                                     20
Item 9.    Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                               21
------------------------------------------------------------------------------


Signatures                                                                                 26


Index to Consolidated Financial Statements                                                F-1


EXPLANATORY  NOTE FOR PURPOSES OF THE "SAFE HARBOR PROVISIONS" OF SECTION 21E OF
--------------------------------------------------------------------------------
THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED
---------------------------------------------------


     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS ANNUAL REPORT ON FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE
SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, WHICH INVOLVE CERTAIN RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS ARE INCLUDED WITH RESPECT TO, AMONG OTHER THINGS, THE COMPANY'S CURRENT BUSINESS PLAN, BUSINESS STRATEGY AND PORTFOLIO MANAGEMENT. THE COMPANY'S ACTUAL RESULTS OR OUTCOMES MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED. IMPORTANT FACTORS THAT THE COMPANY BELIEVES MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE CAUTIONARY STATEMENTS PRESENTED UNDER THE CAPTION "FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS STRATEGY" IN ITEM 1 OF THIS FORM 10-K/A OR OTHERWISE ACCOMPANY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K/A. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS CONTAINED IN THIS FORM 10-K/A.

                                     PART I
--------------------------------------------------------------------------------

Item 1.           Business

--------------------------------------------------------------------------------

General
-------


      Capital Trust (together with its subsidiaries the "Company") is a recently recapitalized specialty finance company designed to take advantage of high-yielding lending and investment opportunities in commercial real estate and related assets. The Company makes investments in various types of income-producing commercial real estate and its current investment program emphasizes senior and junior commercial mortgage loans, certificated mezzanine investments, direct equity investments and subordinated interests in commercial mortgage-backed securities ("CMBS"). The Company's current business plan contemplates that a majority of the loans and other assets held in its portfolio for the long-term will be structured so that the Company's investment is subordinate to third-party financing but senior to the owner/operator's equity position. The Company also provides real estate investment banking, advisory and asset management services through its wholly owned subsidiary, Victor Capital Group, L.P. ("Victor Capital"). The Company anticipates that it will invest in a diverse array of real estate and finance-related assets and enterprises, including operating companies, which satisfy its investment criteria.


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

      As of December 31, 1997, the Company's portfolio of financial assets consisted of five Mortgage Loans, four Mezzanine Loans, one Certificated Mezzanine Investment, and three Other Loans originated prior to the commencement of the new business plan (collectively the "Loan Portfolio") and one CMBS Subordinated Interest. There were no delinquencies or losses on such assets as of December 31, 1997 and for the year then ended. The table set forth below details the composition of the Loan Portfolio at December 31, 1997.


                   Underlying
                   Property    Number                     Outstanding       Unfunded
Type of Loan          Type     of Loans    Commitment       Balance        Commitment    Maturity   Interest Rate
-------------      ----------  --------    ----------    -------------     ----------    --------   -------------

Senior Mortgage    Office         2        $ 69,977,000   $ 54,642,000    $ 15,335,000   1998 to    Fixed: 11.00%
   Loans                                                                                   2000     Variable: LIBOR +
                                                                                                    3.75%

Subordinate        Office         3          81,300,000     69,707,000      11,561,000   1999 to    Variable: LIBOR +
   Mortgage Loans                                                                          2000      5.00% to LIBOR +
                                                                                                     8.66%

Mezzanine          Office /       4          54,395,000     54,375,000         --        2000 to    Fixed: 11.62% to
   Loans           Assisted                                                                2007       12.00%
                   Living

Certificated       Office         1          22,000,000     21,998,000                   2000       Variable: LIBOR +
   Mezzanine                                                                                          5.5%
   Investment

Other Loans        Retail         3           2,550,000      2,062,000         --        1999 to    Fixed: 8.50% to 9.50%
                                                                                           2017
                                 ---       ------------   ------------    ------------
     Total                                 $230,222,000   $202,784,000    $ 26,896,000
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


      o Certificated Mezzanine Investments. The Company purchases high-yielding investments that are subordinate to senior secured loans on commercial real estate. Such investments represent interests in debt service from loans or property cash flow and are isssued in certificate form. These certificated investments carry substantially similar terms and risks as the Company's Mezzanine Loans.


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


     Mezzanine Loans. The Company seeks to take advantage of opportunities to provide mezzanine financing on commercial property that is subject to first lien mortgage debt. The Company believes that there is a growing need for mezzanine capital (i.e., capital representing the level between 65% and 90% of property value) as a result of current commercial mortgage lending practices setting loan-to-value targets as low as 65%. The Company's mezzanine financing takes the form of subordinated loans, commonly known as second mortgages, or, in the case of loans originated for securitization, partnership loans (also known as pledge loans). For example, on a commercial property subject to a first lien mortgage loan with a principal balance equal to 70% of the value of the property, the Company could lend the owner of the property (typically a partnership) an additional 15% to 20% of the value of the property. The Company believes that as a result of (i) the significant changes in the lending practices of traditional commercial real estate lenders, primarily relating to more conservative loan-to-value ratios, and (ii) the significant increase in securitized lending with strict loan-to-value ratios imposed by the rating agencies, there will continue to be an increasing demand for mezzanine capital by property owners.

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


     Certificated Mezzanine Investments. Certificated Mezzanine Investments have substantially similar terms and risks as the Company's Mezzanine Loans but are evidenced by certificates representing interests in property debt service or cash flow rather than by a note. Typically in a Certificated Mezzanine Investment, the Company obtains, as security for the mezzanine capital provided, an interest in the debt service provided by the loans that are secured by the property or in the cash flows generated by the property (held through a trust and evidenced by trust certificates) that is subject to the senior lien or liens encumbering the underlying property. This structure provides the Company with a subordinate investment position typically subject to an inter-creditor agreement with the senior creditor. By borrowing through such a mezzanine structure against the additional value in its assets, the property owner obtains, with the proceeds of the Certificated Mezzanine Investment, an additional level of liquidity to apply to property improvements or alternative uses. Certificated Mezzanine Investments generally provide the Company with the right to receive a stated rate of return on its investment basis plus various commitment, extension and/or other fees. Generally the terms and conditions on these investments are the same as those on a Mezzanine Loan.


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


     Since June 30, 1997, the Company has identified, negotiated and committed to fund or acquire twelve loan, certificated mezzanine investment and investment in commercial mortgage-backed securities transactions, including six Mortgage Loans totaling $169.7 million (including unfunded commitments of $26.9 million which remain outstanding), four Mezzanine Loans totaling $53.0 million, one Certificated Mezzanine Investment for $22.0 million, and one CMBS subordinated interest investment for $49.6 million. The Company believes that these investments will provide investment yields within the Company's target range of 400 to 600 basis points above LIBOR. The Company maximizes its return on equity by utilizing its existing cash on hand and then employing leverage on its investments (employing a cash optimization model). The Company may make investments with yields that fall outside of the investment range set forth above, but that correspond with the level of risk perceived by the Company to be inherent in such investments. At December 31, 1997, the Company had loans, Certificated Mezzanine Investment and investments in commercial mortgage-backed securities totaling in excess of $250 million outstanding resulting from transactions completed since the implementation of its current business plan and had existing commitments for approximately $26.9 million of additional funding under certain of the loans originated in such transactions.


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



December 11, 1998                      /s/ John R. Klopp
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

Notes to Consolidated Financial Statements........................................................F-8





Coopers & Lybrand L.P., is a member of Coopers & Lybrand International, a Swiss limited liability association.

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


                                                   Coopers & Lybrand L.L.P.

San Francisco, California
February 14, 1997
















Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a Swiss limited liability association.

                                      Capital Trust and Subsidiaries
                                       Consolidated Balance Sheets
                                        December 31, 1997 and 1996
                                              (in thousands)



                                                                                         1997                  1996
                                                                                   ------------------    ------------------
                                     Assets

Cash and cash equivalents                                                            $       49,268        $        4,698
Other available-for-sale securities, at fair value                                           11,975                14,115
Commercial mortgage-backed securities                                                        49,490                 -
Certificated mezzanine investment available-for-sale, at fair value                          21,998                 -
Loans receivable, net of $462 and $0 reserve for possible credit losses
   in 1997 and 1996, respectively                                                           180,324                 1,576
Rental properties                                                                              -                    8,585
Excess of purchase price over net tangible assets acquired, net                                 331                 -
Deposits and other receivables                                                                  284                   707
Accrued interest receivable                                                                     818                 -
Prepaid and other assets                                                                      2,878                   355
                                                                                   ------------------    ------------------
Total assets                                                                           $    317,366          $     30,036
                                                                                   ==================    ==================


                      Liabilities and Shareholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                             $        5,718        $          396
   Notes payable                                                                              4,953                 5,169
   Credit facility                                                                           79,864                 -
   Repurchase obligations                                                                    82,173                 -
   Deferred origination fees and other revenue                                                1,369                 -
                                                                                   ------------------    ------------------
Total liabilities                                                                           174,077                 5,565
                                                                                   ------------------    ------------------

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

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)
                                 1997 1996 1995


                                                                    ----------------    -----------------    -----------------
Cash flows from operating activities:
  Net loss                                                           $      (4,557)      $        (414)        $     (2,778)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                            92                  64                  662
       Loss (gain) on sale of rental properties and investments                432              (1,069)                 (66)
       Provision for credit losses                                             462               1,743                3,281
   Changes in assets and liabilities net of effects from
      subsidiaries purchased:
       Deposits and other receivables                                        2,707                 (38)                 294
       Accrued interest receivable                                            (818)              -                    -
       Prepaid and other assets                                             (2,988)                (61)                (282)
       Deferred  revenue                                                     1,369               -                    -
       Accounts payable and accrued expenses                                 5,857                 226                  166
       Other liabilities                                                       (64)                 (2)                  11
                                                                    ----------------    -----------------    -----------------
   Net cash provided by operating activities                                 2,492                 449                1,288
                                                                    ----------------    -----------------    -----------------


Cash flows from investing activities:
       Purchase of commercial mortgage-backed security                     (49,524)              -                    -
       Principal collections on commercial mortgage-backed
       security                                                                 34               -                    -
       Purchase of certificated mezzanine investment                       (21,998)              -                    -
       Origination and purchase of loans receivable                       (189,711)              -                    -
       Principal collections on loans receivable                             9,935                  35                  850
       Purchases of equipment and leasehold improvements                      (479)              -                    -
       Proceeds from sale of rental properties                               8,153              13,796                -
       Improvements to rental properties                                     -                    (146)                (321)
       Purchases of available-for-sale securities                            -                 (15,849)               -
       Principal collections on available-for-sale securities                4,947               1,712                -
       Acquisition of Victor Capital Group, L.P., net of cash
       acquired                                                             (4,066)              -                    -
                                                                    ----------------    -----------------    -----------------
   Net cash (used in) provided by investing activities                    (242,709)               (452)                 529
                                                                    ----------------    -----------------    -----------------


Cash flows from financing activities:
       Proceeds from repurchase obligations                                109,458               -                    -
       Termination of repurchase obligations                               (27,285)              -                    -
       Proceeds from credit facility                                        81,864               -                    -
       Repayment of credit facility                                         (2,000)              -                    -
       Proceeds from notes payable                                           4,001               -                    -
       Repayment of notes payable                                           (4,217)                (77)                (405)
       Dividends paid on  preferred shares                                  (1,341)              -                    -
       Net proceeds from issuance of Class A Common Shares                  91,437               -                    -
       Net proceeds from issuance of Class A Preferred Shares               32,870               -                    -
                                                                    ----------------    -----------------    -----------------
   Net cash provided by (used in) financing activities                     284,787                 (77)                (405)
                                                                    ----------------    -----------------    -----------------

Net increase (decrease) in cash and cash equivalents                        44,570                 (80)               1,412
Cash and cash equivalents at beginning of year                               4,698               4,778                3,366
                                                                    ----------------    -----------------    -----------------
Cash and cash equivalents at end of year                              $     49,268        $      4,698         $      4,778
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



On July 15, 1997, the proposed preferred share investment was consummated and 12,267,658 class A 9.5% cumulative convertible preferred shares of beneficial interest, $1.00 par value ("Class A Preferred Shares"), in the Company were sold to Veqtor Finance Company, LLC ("Veqtor"), an affiliate of Samuel Zell and the principals of Victor Capital for an aggregate purchase price of $33.0 million. See Note 13. Concurrently with the foregoing transaction, Veqtor purchased from CRIL the 6,959,593 Common Shares held by it for an aggregate purchase price of approximately $21.3 million (which shares were reclassified on that date as class A common shares of beneficial interest, $1.00 par value ("Class A Common Shares"), in the Company pursuant to the terms of an amended and restated declaration of trust, dated July 15, 1997, adopted on that date (the "Amended and Restated Declaration of Trust")). See Note 14.


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


Other Available-for-Sale Securities

Other available-for-sale securities are reported on the consolidated balance sheet at fair market value with any corresponding change in value reported as an unrealized gain or loss (if assessed to be temporary), as a component of shareholders' equity, after giving effect to taxes. See Note 5.


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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


3.  Summary of Significant Accounting Policies, continued


Certificated Mezzanine Investments

Certificated Mezzanine Investments available-for-sale are reported on the consolidated balance sheet at fair value with any corresponding change in value reported as an unrealized gain or loss (if assessed to be temporary), as a component of shareholders' equity, after giving effect to taxes. See Note 8.

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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Interest Rate Risk Management


The Company uses interest rate swaps and interest rate caps to hedge mismatches in interest rate maturities, to reduce the Company's exposure to interest rate fluctuations on certain loans and investments and to provide more stable spreads between investment yields and the rates on their financing sources. The Company has entered into interest rate swap agreements for notional amounts totaling approximately $42.4 million with two investment grade financial institution counterparties whereby the Company swapped fixed rate instruments, which averaged approximately 6.22% at December 31, 1997 and 6.55% for the year then ended, for floating rate instruments equal to the London Interbank Offered Rate ("LIBOR") which averaged approximately 5.94% at December 31, 1997 and 72% for the year then ended. Amounts arising from the differential are recognized as an adjustment to interest income related to the earning asset. The agreements mature at varying times from December 1998 to April 2006.

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



5.  Other Available-for-Sale Securities

At  December  31,  1997,  the  Company's  other  available-for-sale   securities
consisted of the following (in thousands):




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
                                                              ===============================================

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



5.  Other Available-for-Sale Securities, continued

At  December  31,  1996,  the  Company's  other  available-for-sale   securities
consisted of the following (in thousands):





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


8.  Certificated Mezzanine Investment

The Company purchases high-yielding investments that are subordinate to senior secured loans on commercial real estate. Such investments represent interests in debt service from loans or property cash flow and are issued in certificate form. These certificated investments carry substantially similar terms and risks as the Company's Mezzanine Loans.

On December 31, 1997, the Company completed a $22.0 million certificated mezzanine investment that took the form of a customized interest in the limited liability company that owns an office/retail property in Santa Monica, California. The certificated mezzanine investment, which is held through a trust and evidenced by a trust certificate, has a remaining term of 34 months and pays distributions at a specified rate over LIBOR until redemption (11.4% at December 11, 1997). Early redemption of the certificated mezzanine investment is not permitted during the first four months following the closing of the acquisition transaction. The certificated mezzanine investment is subject to early redemption penalties for the period from the fifth through the twenty-second months of the Company's ownership and is not subject to any penalties during the last year proceeding the mandatory redemption dte. The investment is recorded at cost, which was the same as fair value, as the transaction was consummated on the balance sheet date.


9.  Loans Receivable


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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



9.  Loans, continued


At December 31, 1997 and 1996, the Company's loans receivable consisted of the following (in thousands):

                                                    1997               1996
                                               ---------------- ----------------
   (1)  Mortgage Loans                           $   124,349      $       -
   (2)  Mezzanine Loans                               54,375              -
   (3)  Other mortgage loans receivable                2,062             1,576
                                               ---------------- ----------------
                                                     180,786             1,576
   Less:  reserve for possible credit losses            (462)             -
                                               ================ ================
   Total loans                                   $   180,324      $      1,576
                                               ================ ================

The weighted average interest rate at December 31, 1997 of the Company's loans receivable was as follows:

   (1)  Mortgage Loans                               11.47%
   (2)  Mezzanine Loans                              11.43%
   (3)  Other mortgage loans receivable               8.41%

At December 31, 1997, $118.4 million of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 375 basis points to LIBOR plus 600 basis points. The remaining $62.4 million of loans were financed at fixed rates ranging from 8.50% to 12.00%. At December 31, 1997, the average earning rate in effect, before giving effect to interest rate swaps (See Note 4) but including amortization of fees and premiums, was 11.42%.



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



9.    Loans, continued


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



9.   Loans, continued


          The following is a summary of the financial information for the year ended December 31, 1997 of the aforementioned property related to the Company's mortgage loan:

             Revenues (primarily rent)                               $ 7,396,000
             Expenses (primarily utilities, operating and taxes)       5,802,000


(2) The Company has entered into four Mezzanine Loans as detailed below:


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



9.  Loans, continued


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



10.   Risk Factors



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




11.  Equipment and Leasehold Improvements


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



12.  Notes Payable



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




13.  Long-Term Debt



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


Three of the repurchase agreements with CS First Boston arose in connection with the purchase of a CMBS investment, a certificated mezzanine investment and a mezzanine loan, each described in Notes 7, 8 and 9, respectively. At December 31, 1997, the Company has sold such assets totaling $97.3 million, which approximates market value, and has a liability to repurchase these assets for $72.7 million. The liability balance of $72.7 million bears interest at specified rates over LIBOR (weighted average of 6.75% at December 31, 1997), and generally have a one year term with extensions available by mutual consent. These agreements mature in late December 1998.


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



14.  Shareholders' Equity



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




14.  Shareholders' Equity, continued



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



15.  General and Administrative Expenses



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




16.  Income Taxes



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




17.  Employee Benefit Plans



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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)




17.  Employee Benefit Plans, continued


the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.


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




18.  Fair Values of Financial Instruments



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


     Other available-for-sale securities: The fair value was determined based upon the market value of the securities.


     Commercial mortgage-backed security: The fair value was obtained by obtaining a quote for the sale of the security. The fair value of the commercial mortgage-backed security was $49.5 million at December 31, 1997.


     Certificated mezzanine investment: The certificated mezzanine investment was entered into on December 31, 1997 at floating rates of return, and therefore, the carrying value is a reasonable estimate of fair value.

     Loans receivable, net: The fair values were estimated by using current institutional purchaser yield requirements. The fair value of the investing and lending transactions totaled $181.2 million at December 31, 1997.


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




19.  Supplemental Schedule of Non-Cash and Financing Activities



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



20.  Transactions with Related Parties



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




21.  Commitments and Contingencies



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




22.  Summary of Quarterly Results of Operations (Unaudited)



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