Form 10-Q/A
period 1998-03-31
CAPITAL TRUST
filed 1998-12-11
CIK 16387

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


                         Capital Trust and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997
                                 (in thousands)


                                                                                       March 31,              December 31,
                                                                                         1998                     1997
                                                                                  --------------------     --------------------
                                                                                       (unaudited)               (audited)
                                        Assets



Cash and cash equivalents                                                           $        7,075           $       49,268
Available-for-sale securities                                                                9,604                   11,975
Commercial mortgage-backed securities                                                       67,486                   49,490
Certificated mezzanine investment available-for-sale, at market value                       21,839                   21,998
Loans receivable, net of $942 (unaudited) and $462 reserve for possible
   credit losses at March 31, 1998 and December 31, 1997, respectively                     327,749                  180,324
Excess of purchase price over net tangible assets acquired, net                                326                      331
Deposits and other receivables                                                               3,824                      284
Accrued interest receivable                                                                  3,418                      818
Prepaid and other assets                                                                     3,858                    2,878
                                                                                  --------------------     --------------------
     Total assets                                                                     $    445,179             $    317,366
                                                                                  ====================     ====================



                         Liabilities and Shareholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                            $        5,098           $        5,718
   Notes payable                                                                             4,447                    4,953
   Credit facility                                                                         188,714                   79,864
   Repurchase obligations                                                                   97,945                   82,173
   Deferred origination fees and other revenue                                               3,099                    1,369
                                                                                  --------------------     --------------------
Total liabilities                                                                          299,303                  174,077
                                                                                  --------------------     --------------------

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

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1998 and 1997
                                 (in thousands)
                                   (unaudited)

                                                                                      1998                  1997
                                                                               -------------------    ------------------

Cash flows from operating activities:
   Net income (loss)                                                             $        2,673         $         (508)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                                         46                     21
       Restricted Class A Common Shares earned                                               32                   -
       Loss on sale of investments and properties                                          -                       432
       Provision for possible credit losses                                                 480                   -
   Changes in assets and liabilities:
       Deposits and receivables                                                          (3,540)                    20
       Accrued interest receivable                                                       (2,600)                  -
       Prepaid and other assets                                                            (895)                   (53)
       Deferred  revenue                                                                  1,730                   -
       Accounts payable and accrued expenses                                               (620)                  (213)
       Other liabilities                                                                   -                       (70)
                                                                               -------------------    ------------------
   Net cash used in operating activities                                                 (2,694)                  (371)
                                                                               -------------------    ------------------



Cash flows from investing activities:
       Purchase of commercial mortgage-backed securities                                (28,959)                  -
       Principal collections of commercial mortgage-backed securities                    10,963                   -
       Principal collections of certificated mezzanine investment                           159                   -
       Origination and purchase of loans receivable                                    (148,153)                  -
       Principal collections of loans receivable                                            248                      8
       Purchases of equipment and leasehold improvements                                   (126)                  -
       Improvements to rental properties                                                   -                       (64)
       Proceeds from sale of rental properties                                             -                     7,306
       Principal collections on available-for-sale securities                             2,253                  1,015
                                                                               -------------------    ------------------
   Net cash provided by (used in) investing activities                                 (163,615)                 8,265
                                                                               -------------------    ------------------



Cash flows from financing activities:
       Proceeds from repurchase obligations                                              26,612                   -
       Repayment of repurchase obligations                                              (10,840)                  -
       Proceeds from credit facility                                                    148,714                   -
       Repayment of credit facility                                                     (39,864)                  -
       Repayment of notes payable                                                          (506)                (4,289)
       Additional Paid-in Capital                                                          -                        27
                                                                               -------------------    ------------------
   Net cash provided by (used in) financing activities                                  124,116                 (4,262)
                                                                               -------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                    (42,193)                 3,632
Cash and cash equivalents at beginning of period                                         49,268                  4,698
                                                                               -------------------    ------------------
Cash and cash equivalents at end of period                                       $        7,075         $        8,330
                                                                               ===================    ==================

Supplemental disclosure of cash flow information
Interest paid during the period                                                  $        2,260         $           99
                                                                               ===================    ==================
Taxes paid during the period                                                     $          143         $           -
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

6.   Loans receivable

At March 31, 1998, the amount and weighted average interest rate the Company's loans receivable by category was as follows (in thousands):

                                                                                               Weighted
                                                                                               Average
                                                                     Amount                 Interest Rate
                                                               -------------------        -------------------


         Mortgage Loans                                         $       201,367                   11.20%
         Mezzanine Loans                                                125,272                   11.89%
         Other mortgage loans receivable                                  2,052                    8.41%
                                                               -------------------
         Total loans and other investments                              328,691                   11.45%
           Less:  Reserve for possible credit losses                       (942)
                                                               -------------------
         Net loans and other investments                        $       327,749
                                                               ===================

At March 31, 1998, $217.8 million of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 370 basis points to LIBOR plus 660 basis points before amortization of fees, premiums and discounts. The remaining $110.9 million of loans were originated or purchased with fixed rates ranging from 8.5% to 12% at March 31, 1998. All of the loans financed at fixed rates were swapped to yield a floating rate. The weighted average interest rate in effect at March 31, 1998, including interest rate swaps and amortization of fees, premiums and discounts, was 11.45%.


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





December 11, 1998                         /s/ John R. Klopp
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