Form 10-Q/A
period 1998-06-30
CAPITAL TRUST
filed 1998-12-11
CIK 16387

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



                         Capital Trust and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997
                                 (in thousands)


                                                                                   June 30,               December 31,
                                                                                     1998                     1997
                                                                              --------------------     --------------------
                                                                                  (unaudited)               (audited)
                                        Assets


Cash and cash equivalents                                                       $        9,804           $       49,268
Other available-for-sale securities, at market value                                     7,367                   11,975
Commercial mortgage-backed securities, available-for-sale and recorded at market value at June 30, 1998, held to maturity and recorded at
   amortized cost at December 31, 1998                                                  60,321                   49,490
Certificated mezzanine investments available-for-sale, at market value                  40,818                   21,998
Loans receivable, net of $1,702 (unaudited) and $462 reserve for possible credit losses at June 30, 1998 and December 31, 1997, respectively
                                                                                       504,712                  180,324
Excess of purchase price over net tangible assets acquired, net                            319                      331
Deposits and other receivables                                                           2,438                      284
Accrued interest receivable                                                              5,520                      818
Prepaid and other assets                                                                 5,962                    2,878
                                                                              --------------------     --------------------
     Total assets                                                               $      637,261           $      317,366
                                                                              ====================     ====================

                         Liabilities and Shareholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                        $        8,758           $        5,718
   Notes payable                                                                        14,611                    4,953
   Credit Facilities                                                                   353,894                   79,864
   Repurchase obligations                                                              105,954                   82,173
   Deferred origination fees and other revenue                                           4,989                    1,369
                                                                              --------------------     --------------------
Total liabilities                                                                      488,206                  174,077
                                                                              --------------------     --------------------



Shareholders' equity:
   Class A Convertible Preferred Shares, $1.00 par value, $0.26 cumulative annual dividend, 12,639 shares authorized, 12,268 shares
     issued and outstanding (liquidation preference of $33,000)                         12,268                   12,268
   Class A Common Shares, $1.00 par value; unlimited shares
     authorized, 18,157 shares issued and outstanding                                   18,157                   18,157
   Restricted Class A Common Shares, $1.00 par value, 72 shares issued
     and outstanding at June 30, 1998                                                       72                     -
   Additional paid-in capital                                                          158,790                  158,137
   Unearned compensation                                                                  (646)                    -
   Accumulated other comprehensive income                                                  (55)                     387
   Accumulated deficit                                                                 (39,531)                 (45,660)
                                                                              --------------------     --------------------
Total shareholders' equity                                                             149,055                  143,289
                                                                              --------------------     --------------------


Total liabilities and shareholders' equity                                      $      637,261           $      317,366
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
                                   (unaudited)


                                                             Three Months Ended                         Six Months Ended
                                                                  June 30,                                  June 30,
                                                    --------------------------------------    --------------------------------------
                                                         1998                  1997                 1998                 1997
                                                    ----------------     -----------------    -----------------    -----------------
Income from loans and other investments:
   Interest and related income                        $      14,066        $          40       $       22,043       $           76
   Less: interest and related expenses                        6,516                 -                   9,597                 -
                                                    ----------------     -----------------    -----------------    -----------------
     Net income from loans and other investments              7,550                   40               12,446                   76
                                                    ----------------     -----------------    -----------------    -----------------

Other revenues:
   Advisory and investment banking fees                       5,790                 -                   8,650                 -
   Rental income                                                -                     15                 -                     305
   Other interest income                                        310                  316                  680                  603
   Loss on sale of rental properties                            -                   -                    -                    (432)
                                                    ----------------     -----------------    -----------------    ----------------
     Total other revenues                                     6,100                  331                9,330                  476
                                                    ----------------     -----------------    -----------------    ----------------

 Other expenses:
   General and administrative                                 4,020                  710                7,261                1,142
   Other interest expense                                       105                   24                  211                  123
   Rental property expenses                                     -                    (14)                -                     123
   Depreciation and amortization                                 62                    3                  108                   24
   Provision for possible credit losses                         760                 -                   1,240                 -
                                                    ----------------     -----------------    -----------------    ----------------
     Total other expenses                                     4,947                  723                8,820                1,412
                                                    ----------------     -----------------    -----------------    ----------------


   Net income (loss) before income taxes                      8,703                 (352)              12,956                 (860)
                                                    ----------------     -----------------    -----------------    ----------------
Provision for income taxes                                    3,679                -                    5,259                -
                                                    ----------------     -----------------    -----------------    ----------------

   Net income (loss)                                 $       5,024        $         (352)      $        7,697       $         (860)
Less:  Class A Preferred Share dividend and
dividend requirement                                           784                 -                    1,568                -
                                                    ----------------     -----------------    -----------------    ----------------
   Net income (loss) allocable to Class A
      Common Shares                                  $       4,240        $         (352)      $        6,129       $         (860)
                                                    ================     =================    =================    ================


Per share information:
   Net income (loss) per Class A Common Share:
     Basic                                           $        0.23        $       (0.04)       $        0.34        $       (0.09)
                                                    ================     =================    =================    ================
     Diluted                                         $        0.16        $       (0.04)       $        0.25        $       (0.09)
                                                    ================     =================    =================    ================
   Weighted average Class A Common Shares
   outstanding:
     Basic                                              18,229,650            9,157,150           18,218,835            9,157,150
                                                    ================     =================    =================    ================
     Diluted                                            30,770,567            9,157,150           30,744,162            9,157,150
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

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1998 and 1997
                            (in thousands)(unaudited)

                                                                                      1998                       1997
                                                                               -------------------    ------------------

Cash flows from operating activities:
   Net income (loss)                                                             $        7,697         $         (860)
  Adjustments to reconcile net income (loss) to net cash
     Provided by (used in) operating activities:
       Depreciation and amortization                                                        108                     25
       Restricted Class A Common Shares earned                                               79                   -
       Net amortization of premiums and accretion of discounts on loans
          and other investments                                                             477                   -
       Loss on sale of investments and properties                                          -                       432
       Provision for possible credit losses                                               1,240                   -
   Changes in assets and liabilities:
       Deposits and receivables                                                          (2,154)                   (89)
       Accrued interest receivable                                                       (4,702)                  -
       Prepaid and other assets                                                          (2,940)                  (403)
       Deferred  revenue                                                                  3,620                   -
       Accounts payable and accrued expenses                                              3,040                    834
       Other liabilities                                                                   -                       (70)
                                                                               -------------------    ------------------
   Net cash provided by (used in) operating activities                                    6,465                   (131)
                                                                               -------------------    ------------------


Cash flows from investing activities:
       Purchase of commercial mortgage-backed securities                                (36,302)               (49,524)
       Principal collections of commercial mortgage-backed securities                    25,471                   -
       Purchase of certificated mezzanine investments                                   (19,031)                  -
       Principal collections of certificated mezzanine investments                          211                   -
       Origination and purchase of loans receivable                                    (355,266)                  -
       Principal collections of loans receivable                                         29,161                     16
       Purchases of equipment and leasehold improvements                                   (240)                  -
       Improvements to rental properties                                                   -                       (64)
       Proceeds from sale of rental properties                                             -                     7,306
       Principal collections on available-for-sale securities                             4,166                  1,576
                                                                               -------------------    ------------------
   Net cash used in investing activities                                               (351,830)               (40,690)
                                                                               -------------------    ------------------


Cash flows from financing activities:
       Proceeds from repurchase obligations                                              41,837                 42,451
       Repayment of repurchase obligations                                              (18,056)                  -
       Proceeds from credit facilities                                                  383,289                   -
       Repayment of credit facilities                                                  (109,259)                  -
       Proceeds from notes payable                                                       10,170                   -
       Repayment of notes payable                                                          (512)                (4,296)
       Dividends paid on Class A Preferred Shares                                        (1,568)                  -
       Additional Paid-in Capital                                                          -                        27
                                                                               -------------------    ------------------
   Net cash provided by financing activities                                            305,901                 38,182
                                                                               -------------------    ------------------

Net decrease in cash and cash equivalents                                               (39,464)                (2,639)
Cash and cash equivalents at beginning of period                                         49,268                  4,698
                                                                               -------------------    ------------------
Cash and cash equivalents at end of period                                       $        9,804         $        2,059
                                                                               ===================    ==================

Supplemental disclosure of cash flow information
Interest paid during the period                                                  $        7,640         $          123
                                                                               ===================    ==================
Taxes paid during the period                                                     $        3,139         $           -
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


6.   Certificated Mezzanine Investments

During the six months ended June 30, 1998, the Company purchased a certificated mezzanine investment committing a total of $32.5 million of capital of which $19.0 million was funded through June 30, 1998. The certificated mezzanine investment has a remaining term of 11 months with 36 months of additional extensions and pays distributions at a specified rate over LIBOR until redemption. The weighted average rate in effect for all certificated mezzanine investments is 10.45% at June 30, 1998.

7.   Loans Receivable


At June 30, 1998, the amount and weighted average interest rate the Company's loans receivable by category was as follows (in thousands):



                                                                                           Weighted Average
                                                                                            Interest Rate
                                                                     Amount
                                                               -------------------        -------------------
         Mortgage Loans                                         $       277,653                   11.43%
         Mezzanine Loans                                                226,721                   11.81%
         Other mortgage loans receivable                                  2,040                    8.41%
                                                               -------------------
         Total loans and other investments                              506,144                   11.59%
           Less:  Reserve for possible credit losses                     (1,702)
                                                               ===================
         Net loans and other investments                        $       504,712
                                                               ===================


At June 30, 1998, $373.4 million of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 700 basis points before amortization of fees, premiums and discounts. The remaining $133.0 million of loans were originated or purchased with fixed rates ranging from 8% to 12% at June 30, 1998. All of the loans with fixed rates were the subject of interest rate swaps to provide a floating rate. The weighted average

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


interest rate in effect at June 30, 1998, including interest rate swaps and amortization of fees, premiums and discounts, was 11.59%.

During the six months ended June 30, 1998, the Company completed fifteen new loan transactions totaling approximately $367.9 million and provided $7.4 million of additional fundings on four existing loans. The Company funded $355.3 million of the foregoing loans receivable and investments through June 30, 1998 and had unfunded commitments on such assets totaling $32.0 million at June 30, 1998.



At June 30, 1998, the Company had committed to originate one loan for $28.0 million subject to definitive documentation (of which $23.0 million was funded in early July 1998) and had letters of intent outstanding for various other lending transactions, which were subject to satisfaction of certain conditions.


8.  Long-Term Debt



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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


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


10.  Employee Benefit Plans



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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


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



11.   Subsequent Event


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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)



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

Overview of Financial Condition
-------------------------------



         During the six months ended June 30, 1998, the Company completed eighteen new loan, certificated mezzanine investment and investment in commercial mortgage-backed securities transactions totaling approximately $436.7 million and provided $7.4 million of additional fundings on four existing loans. The Company funded $410.6 million of the foregoing loans and investments through June 30, 1998, which enabled the Company to grow its assets from $317.4 million to $637.3 million. The significant infusion of cash from the public offering of Class A Common Shares in December 1997 allowed the Company to expand its specialty finance company operations. The equity capital provided by the public offering, used in combination with additional borrowings under the Credit Facilities (as defined below) and repurchase financing, allowed the Company to make the investments described below.

         Since December 31, 1997, the Company has identified, negotiated and committed to fund or acquire eighteen loan, certificated mezzanine investments and commercial mortgage-backed securities transactions. These include eight Mortgage Loan transactions totaling $153.5 million (of which $16.1 million remains unfunded at June 30, 1998), seven Mezzanine Loan transactions totaling $214.4 million (of which $4.0 million remains unfunded at June 30, 1998), one certificated mezzanine investment transaction for $32.5 million (of which $13.4 million remains unfunded at June 30, 1998) and two acquisitions of three classes of subordinated interests issued by a financial asset securitization investment trust totaling $36.3 million. The Company also funded $7.4 million of commitments under four existing loans. The Company believes that these investments will provide investment yields within the Company's target range of 400 to 600 basis points above LIBOR. The Company maximizes its return on equity by utilizing its existing cash on hand and then employing leverage on its investments (employing a cash optimization model). The Company may make investments with yields that fall outside of the investment range set forth above, but that correspond with the level of risk perceived by the Company to be inherent in such investments. At June 30, 1998, the Company had outstanding loans, certificated mezzanine investments and investments in commercial mortgage-backed securities totaling in excess of $581 million, additional commitments for fundings on outstanding loans and, certificated mezzanine investments of approximately $45.4 million and a $28.0 million commitment to originate a new mortgage loan (of which $23.0 million was funded in early July
1998).


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

                                                 CAPITAL TRUST




December 11, 1998                                /s/ John R. Klopp
-----------------                                -----------------
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