Form 10-Q/A
period 1998-09-30
CAPITAL TRUST
filed 1998-12-11
CIK 16387

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


                         Capital Trust and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997
                                 (in thousands)


                                                                                      September 30,            December 31,
                                                                                           1998                     1997
                                                                                  --------------------     --------------------
                                                                                       (unaudited)               (audited)
                                     Assets


  Cash and cash equivalents                                                       $      16,420             $     49,268
  Other available-for-sale securities, at market value                                    5,497                   11,975
  Commercial mortgage-backed securities, available-for-sale and recorded at market value at September 30, 1998, held to maturity and recorded at
     amortized cost at December 31, 1998                                                 33,974                   49,490
  Certificated mezzanine investments available-for-sale, at market value                 43,253                   21,993
  Loans receivable, net of $2,821 (unaudited) and $462 reserve for possible
     credit losses at September 30, 1998 and December 31, 1997, respectively            627,324                  180,324
  Excess of purchase price over net tangible assets acquired, net                           314                      331
  Deposits and other receivables                                                            331                      284
  Accrued interest receivable                                                             8,249                      818
  Prepaid and other assets                                                                7,164                    2,878
                                                                                  --------------------     --------------------
Total assets                                                                      $     742,526            $     317,366
                                                                                  ====================     ====================


                      Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued expenses                                           $        7,781           $       5,718
  Notes payable                                                                            4,181                   4,953
  Credit facilities                                                                      348,780                  79,864
  Repurchase obligations                                                                  80,420                  82,173
  Deferred origination fees and other revenue                                              6,054                   1,369
                                                                                  --------------------     --------------------
Total liabilities                                                                        447,216                 174,077
                                                                                  --------------------     --------------------

Company-obligated, mandatorily redeemable, convertible preferred securities of
   CT Convertible Trust I, holding solely 8.25% junior subordinated debentures
   of Capital Trust ("Convertible Trust Preferred Securities")                           145,334                      -
                                                                                  --------------------     --------------------

Shareholders' equity:
  Class A Convertible Preferred Shares, $1.00 par value, $0.26 cumulative annual dividend, 12,639 shares authorized, 12,268 shares issued and
     outstanding (liquidation preference of $33,000)                                      12,268                  12,268
  Class A Common Shares, $1.00 par value; unlimited shares authorized,
     18,159 and 18,157 shares issued and outstanding at September 30, 1998
     and December 31, 1997, respectively                                                  18,159                  18,157
  Restricted Class A Common Shares, $1.00 par value, 55 shares issued and
     outstanding at September 30, 1998                                                        55                      -
  Additional paid-in capital                                                             158,641                 158,137
  Unearned compensation                                                                     (454)                     -
  Accumulated other comprehensive income                                                  (2,306)                    387
  Accumulated deficit                                                                    (36,387)                (45,660)
                                                                                  --------------------     --------------------
Total shareholders' equity                                                               149,976                 143,289
                                                                                  --------------------     --------------------

Total liabilities and shareholders' equity                                        $      742,526           $     317,366
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

                         Capital Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1998 and 1997
                                 (in thousands)


                                                                                              1998               1997
                                                                                       ----------------   ------------------
                                                                                            (unaudited)         (audited)

Cash flows from operating activities:
   Net income (loss)                                                                   $   10,841         $   (2,453)
   Adjustments to reconcile net income (loss) to net cash  provided by (used in)
     operating activities:
     Depreciation and amortization                                                            171                 52
     Restricted Class A Common Shares earned                                                  115                -
     Net amortization of premiums and accretion of discounts on loans and other
       investments                                                                          1,025                -
     Net accretion of discounts and fees on Convertible Trust Preferred Securities            137                -
     (Gain) loss on sale of investments and properties                                       (100)               432
     Expenses reversed on cancellation of restricted shares previously issued                 (18)               -
     Provision for possible credit losses                                                   2,359                155
   Changes in assets and liabilities net of effects from subsidiaries purchased:
     Deposits and receivables                                                                 (47)               (804)
     Accrued interest receivable                                                           (7,431)               (334)
     Prepaid and other assets                                                              (4,095)             (2,512)
     Deferred  revenue                                                                      4,685                 725
     Accounts payable and accrued expenses                                                  2,063               2,877
     Other liabilities                                                                        -                   (64)
                                                                                        ---------------   ------------------
Net cash provided by (used in) operating activities                                         9,705              (1,926)
                                                                                        ---------------   ------------------


Cash flows from investing activities:
   Purchases of commercial mortgage-backed securities                                     (36,335)            (49,524)
   Principal collections and proceeds from sale of commercial mortgage-backed
     securities                                                                            49,591                  33
   Purchase of certificated mezzanine investments                                         (21,583)                 -
   Principal collections of certificated mezzanine investments                               (328)                 -
   Origination and purchases of loans receivable                                         (500,981)            (38,102)
   Principal collections of loans receivable                                               50,901                  90
   Purchases of equipment and leasehold improvements                                         (345)               (421)
   Improvements to rental properties                                                          -                   -
   Proceeds from sale of rental properties                                                    -                 8,153
   Principal collections on available-for-sale securities                                   5,841               3,964
   Acquisition of Victor Capital Group, L.P., net of cash acquired                            -                (4,066)


                                                                                        ---------------   ------------------
Net cash used in investing activities                                                    (452,583)            (79,873)
                                                                                        ---------------   ------------------

Cash flows from financing activities:
   Proceeds from repurchase obligations                                                    41,837              54,166
   Repayment of repurchase obligations                                                    (43,590)            (17,285)
   Proceeds from credit facilities                                                        564,646              11,715
   Repayment of credit facilities                                                        (295,730)                -
   Proceeds from notes payable                                                             10,000               4,001
   Repayment of notes payable                                                             (10,772)             (4,303)
   Net proceeds from issuance of Convertible Trust Preferred Securities                   145,197                 -
   Dividends paid on Class A Preferred Shares                                              (1,568)                -
   Net proceeds from issuance of Class A Common Shares under stock option plan                 10                 -
   Net proceeds from issuance of Class A Preferred Shares                                     -                32,870
                                                                                        ---------------   -----------------
Net cash provided by financing activities                                                 410,030              81,164
                                                                                        ---------------   -----------------

Net decrease in cash and cash equivalents                                                 (32,848)               (635)
Cash and cash equivalents at beginning of period                                           49,268               4,698
                                                                                        ---------------   ------------------
Cash and cash equivalents at end of period                                              $  16,420         $     4,063
                                                                                        ===============   ==================

Supplemental disclosure of cash flow information
Interest paid during the period                                                         $  18,007         $       858
                                                                                        ===============   ==================
Taxes paid during the period                                                            $   7,741         $       -
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


6.   Certificated Mezzanine Investments

During the nine months ended September 30, 1998, the Company purchased a certificated mezzanine investment committing a total of $32.5 million of capital of which $21.6 million was funded through September 30, 1998. The certificated mezzanine investment has a remaining term of 8 months with 36 months of additional extensions and pays distributions at a specified rate over LIBOR until redemption. The weighted average rate in effect for all certificated mezzanine investments is 10.13% at September 30, 1998.

7.   Loans Receivable

At September 30, 1998, the amount and weighted average interest rate of the Company's loans receivable by category was as follows (in thousands):


                                                                                                Weighted
                                                                                                Average
                                                                     Amount                   Interest Rate
                                                               -------------------        -------------------
         Mortgage Loans                                         $       291,407                   10.99%
         Mezzanine Loans                                                336,706                   11.55%
         Other mortgage loans receivable                                  2,029                    8.41%
                                                               -------------------
         Total loans and other investments                              630,324                   11.28%
           Less:  Reserve for possible credit losses                     (2,821)
                                                               -------------------
         Net loans and other investments                        $       627,324
                                                               ===================

At September 30, 1998, $466.9 million of the aforementioned loans bear interest at floating rates ranging from LIBOR plus 320 basis points to LIBOR plus 700 basis points before amortization

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


of fees, premiums and discounts. The remaining $163.2 million of loans were originated or purchased with fixed rates ranging from 8.50% to 12.00% at September 30, 1998. All of the loans with fixed rates were the subject of interest rate swaps to provide a floating rate. The weighted average interest rate in effect at September 30, 1998, including interest rate swaps and amortization of fees, premiums and discounts, was 11.28%.

During the nine months ended September 30, 1998, the Company completed nineteen new loan transactions totaling approximately $513.9 million and provided $7.5 million of additional fundings on two loans originated in the prior year. The Company funded $493.5 million of the foregoing loans receivable originated during the nine months ended September 30, 1998 and has outstanding commitments at September 30, 1998 totaling $32.2 million.

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

                         Capital Trust and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (unaudited)


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


In May 1998, the Company entered into a repurchase agreement in connection with the purchase of a certificated mezzanine investment. At September 30, 1998, the Company had sold such assets totaling $21.4 million and had a liability to repurchase these assets for $15.2 million. The liability bears interest at specified rates over LIBOR (reflecting a total borrowing rate of 7.14% at September 30, 1998) and matures in May 1999.


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



9.  Junior Subordinated Debt


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


10.  Income Taxes


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

Overview of Financial Condition
-------------------------------


         The significant infusion of cash from the public offering of Class A Common Shares in December 1997, the issuance of the Convertible Trust Preferred Securities in July 1998 and borrowings under the Credit Facilities allowed the Company to expand its specialty finance company operations. During the nine months ended September 30, 1998, the Company completed twenty-two new loan, certificated mezzanine investment and investment in commercial mortgage-backed securities transactions totaling approximately $582.7 million and provided $7.5 million of additional fundings on two loans originated in the prior year. The Company funded $551.4 million of the foregoing loans and investments through September 30, 1998 with the foregoing sources of cash, which enabled the Company to grow its total assets from $317.4 million at December 31, 1997 to $742.5 million at September 30, 1998.

         Since December 31, 1997, the Company has identified, negotiated and committed to fund or acquire twenty-two loan, certificated mezzanine investment and commercial mortgage-backed securities transactions. These include ten Mortgage Loan transactions totaling $220.5 million (of which $20.4 million remains unfunded at September 30, 1998), nine Mezzanine Loan transactions totaling $293.4 million, one certificated mezzanine investment for $32.5 million (of which $10.9 million remains unfunded at September 30, 1998), and two acquisitions of three classes of subordinated interests issued by a financial asset securitization investment trust totaling $36.3 million. The Company also funded $7.5 million of commitments under two loans originated in the prior year. The Company believes that these investments will provide investment yields within the Company's target range of 400 to 600 basis points above LIBOR. The Company maximizes its return on equity by utilizing its existing cash on hand and then employing leverage on its investments (employing a cash optimization model). The Company may make investments with yields that fall outside of the investment range set forth above, but that correspond with the level of risk perceived by the Company to be inherent in such investments. At September 30, 1998, the Company had outstanding loans, certificated mezzanine investments and investments in commercial mortgage-backed securities totaling in excess of $709 million and additional commitments for fundings on outstanding loans and certificated mezzanine investments of approximately $43.1 million.


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